Form 10-K
period 2018-09-30
GW PHARMACEUTICALS PLC
filed 2018-11-29
CIK 1351288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35892

GW PHARMACEUTICALS PLC

(Exact name of Registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sovereign House, Vision Park Chivers Way, Histon Cambridge, CB24 9BZ United Kingdom	+44 1223 266800
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
American Depositary Shares, each representing 12 Ordinary Shares, par value £0.001 per share	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $3,083,000,000, based upon the closing price on the Nasdaq Global Market reported for such date. For purposes of this calculation only, this amount excludes ordinary shares and American Depositary Shares held by directors and executive officers and by each person who owns or may be deemed to own 10% or more of the registrant’s ordinary shares and American Depositary Shares at March 31, 2018.

As of November 12, 2018, 366,515,500 shares were outstanding including 348,028,672 shares held as American Depositary Shares, each representing twelve Ordinary Shares, par value £0.001 per share and 18,486,828 Ordinary Shares.

PART I

Information Regarding Forward-Looking Statements

This annual report on Form 10-K (Annual Report) contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about us and our industry. All statements other than statements of historical fact in this Annual Report are forward-looking statements.

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

•	the inherent uncertainty of product development;
•	successful commercialization and marketing of Epidiolex and market acceptance of Epidiolex;
•	our and our contract manufacturers’ ability to successfully manufacture commercial quantities of our products in compliance with regulatory requirements;
•	our ability to establish and maintain commercialization organizations in the U.S., Europe and elsewhere;
•

our ability to submit and maintain Investigational New Drug applications, or INDs, and New Drug Applications, or NDAs, with the U.S. Food and Drug Administration, or the FDA, and comparable filings outside of the U.S.;

•	our ability to successfully design, commence and complete clinical trials;
•	our ability to receive and maintain regulatory exclusivities, including Orphan Drug Designations for our drugs and our drug candidates;
•	patents, including, but not limited to, our ability to have patents issued covering our drugs, drug candidates and processes, as well as oppositions and legal challenges;
•	government regulation and approvals;
•	future revenue being lower than expected;
•	the level of pricing and reimbursement for our products and product candidates, if approved;
•	increasing competitive pressures in our industry;
•	general economic conditions or conditions affecting demand for the products offered by us in the markets in which we operate, both domestically and internationally, being less favorable than expected;
•	currency fluctuations and hedging risks;
•	worldwide economic and business conditions and conditions in the industry in which we operate;
•	our relationships with our customers and suppliers;
•	increased competition from other companies in the industry in which we operate;
•	changing technology;
•	our ability to manage and maintain our applications and data systems from security breaches and data loss;
•	claims for personal injury or death arising from the use of products and product candidates produced by us;
•	the occurrence of accidents or other interruptions to our production processes;

•	changes in our business strategy or development plans, and our expected level of capital expenses;
•	our ability to attract and retain qualified personnel, including with respect to the commercialization of Epidiolex;
•	regulatory, environmental, legislative and judicial developments;
•	our intention not to pay dividends; and
•	factors that are not known to us at this time.

Additional factors that could cause actual results, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results to differ materially include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A in this Annual Report and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Annual Report not to occur. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only at the date they were made, and we undertake no obligation to update or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Our future results may differ materially from those expressed in these estimates and forward-looking statements. In light of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Annual Report might not occur, and our future results and our performance may differ materially from those expressed in these forward-looking statements due to, inclusive of, but not limited to, the factors mentioned above. Because of these uncertainties, you should not make any investment decision based on these estimates and forward-looking statements.

GENERAL INFORMATION

In this Annual Report, “GW Pharma,” the “Group,” the “Company,” “we,” “us” and “our” refer to GW Pharmaceuticals plc and its consolidated subsidiaries, except where the context otherwise requires.

Epidiolex® and Sativex® are registered trademarks of GW Pharmaceuticals plc.

Item 1. Business

Company Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary cannabinoid product platform in a broad range of disease areas. In our 20 years of operations, we have established a world leading position in the development of plant-derived cannabinoid therapeutics through our proven drug discovery and development processes, our intellectual property portfolio and regulatory and manufacturing expertise. Our lead cannabinoid product is Epidiolex oral solution CV, a pharmaceutical formulation of cannabidiol (CBD), for which we retain global commercial rights. Epidiolex was approved by the FDA on June 25, 2018 for the treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, or Dravet syndrome, in patients two years of age and older. LGS and Dravet syndrome are severe childhood-onset, drug-resistant epilepsy syndromes.  On September 28, 2018, the Drug Enforcement Agency (DEA) placed Epidiolex in Schedule V, the lowest restriction classification. Epidiolex became commercially available in the U.S. on November 1, 2018.

In Europe, we submitted an application for Epidiolex to the European Medicines Agency’s, or EMA’s, Committee for Medical Products for Human Use (CMPH) in December 2017, and we expect a decision on the application in the first quarter of 2019. We have received Orphan Drug Designation from the FDA for Epidiolex for LGS, Dravet syndrome and tuberous sclerosis complex, (TSC). We also received Orphan Designation from the EMA’s Committee for Orphan Medical Products (COMP) for Epidiolex for Dravet syndrome, LGS, and TSC. We continue to develop Epidiolex for additional indications, including the treatment of seizures associated with TSC and plan to commence a pivotal trial in the treatment of Rett syndrome.

Previously, we developed the world’s first plant-derived cannabinoid prescription drug, Sativex (nabiximols), which is approved for the treatment of spasticity due to multiple sclerosis in numerous countries outside the U.S. In the U.S., we have full commercial rights to this product and plan to meet with the FDA in the fourth quarter 2018 to discuss data from the completed Phase 3 trials in Europe and determine the optimal regulatory pathway.

We have a deep pipeline of additional cannabinoid product candidates focusing primarily on orphan childhood-onset neurologic conditions and oncology. Our pipeline includes research in autism spectrum disorder (ASD) and Rett syndrome using both CBD and cannabidivarin (CBDV). We reported positive Phase 2 data for our CBD:THC product in the treatment of glioblastoma multiforme. We have also reported positive Phase 2 data in schizophrenia. In addition, we have received Orphan Drug Designation and Fast Track Designation from the FDA for intravenous CBD for the treatment of Neonatal Hypoxic Ischemic Encephalopathy (NHIE), for which a Phase 1 trial has been completed.

Our Marketed Products

Epidiolex

Approval and U.S. Launch

Epidiolex was approved by the FDA on June 25, 2018 for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older. The FDA confirmed orphan drug exclusivity for Epidiolex and granted us a rare pediatric disease voucher. Following the approval, DEA placed Epidiolex in Schedule V and commercial Epidiolex became available on November 1, 2018.

We have reported positive results from two LGS Phase 3 pivotal trials, both achieving the primary endpoint of a median reduction in monthly drop seizures compared with placebo. The first study compared a single Epidiolex 20 mg/kg dose arm to placebo in 171 patients (p=0.0135) and the second compared both a 20 mg/kg and 10 mg/kg Epidiolex dose arm to placebo in 225 patients (p=0.0047 and p=0.0016 respectively). In January 2018, the results of the single-dose LGS trial were published in The Lancet and in May 2018, the results of the second multi-dose trial were published in The New England Journal of Medicine.

We have also reported positive results from two Phase 3 pivotal trials in Dravet syndrome. The first study in 120 patients achieved the primary endpoint of a median reduction in monthly convulsive seizures of a Epidiolex 20 mg/kg dose arm compared with placebo (p=0.012). In May 2017, the results of this trial were published in The New England Journal of Medicine. In November 2018, the results of a second trial were announced which compared both a 20 mg/kg and 10 mg/kg Epidiolex dose arm to placebo in 199 patients. In this trial both doses achieved the primary endpoint of a median reduction in monthly convulsive seizures (p=0.0299 and p=0.0095 respectively).

Epidiolex demonstrated an acceptable safety profile in these Phase 3 pivotal trials. The most common adverse reactions that occurred in Epidiolex-treated patients were somnolence; decreased appetite; diarrhea; transaminase elevations; fatigue, malaise, and asthenia; rash; insomnia, sleep disorder and poor-quality sleep; and infections. The Company’s development program represents the only well-controlled clinical evaluation of a cannabinoid medication for patients with LGS and Dravet syndrome.

With Epidiolex now available by prescription, our U.S. subsidiary, Greenwich Biosciences, will market the product through an experienced commercial organization consisting of sales, medical affairs, marketing, and market access/payer teams. The U.S. sales team includes two National Directors, eight Regional Managers and 66 Neurology Account Managers and will target approximately 5,000 physicians who treat patients with LGS or Dravet syndrome. In addition, our medical affairs organization has been in place for over two years and includes 15 Medical Science Liaisons. Our U.S. marketing plan includes a combination of community neurology/epilepsy meetings, patient advocacy events, an extensive program for U.S. clinicians to share their Epidiolex experiences and a media-based awareness program.

We set a list price for Epidiolex of $1,235 per 100mL bottle. Based on anticipated dosing and patient weight assumptions, we believe that this translates to a weighted average gross price in the first year of approximately $32,500, which is in line with other branded anti-epileptic drugs used to treat these conditions. We have introduced a patient support program that will provide patient and caregiver focused education and help provide resources that may lower patients’ out-of-pocket costs or provide product at no cost to eligible patients. Leading up to the commercial availability we have had very productive meetings with commercial and Medicaid payers. Initial coverage policies are being written to ensure appropriate utilization, which is aligned to our strategy. We are continuing to make progress to ensure that Epidiolex is reimbursed for appropriate use with minimal patient disruption. To that end, we recently came to an agreement with one of the nation’s largest payers to cover Epidiolex as a preferred brand with electronic steps as utilization management.

Approximately 1,200 patients from the expanded access program (EAP) and open label extension (OLE) from the pivotal trials are currently receiving Epidiolex in the form of clinical research product. Our most important priority for these patients is to ensure continuity of treatment. As such, we will be focusing initially on new patients with immediate need for Epidiolex and will work with physicians, likely through mid-2019, to gradually migrate EAP and OLE patients to commercial product.

Epilepsy Market Overview

According to the Epilepsy Foundation, approximately 3.4 million people in the U.S. live with epilepsy. According to Kwan and Brodie in the February 2000 edition of The New England Journal of Medicine, 36 percent of patients with epilepsy were pharmacoresistant even after the use of three anti-epilepsy drugs (AEDs). Furthermore, it is recognized that some of those that do find relief often suffer side effects severe enough with their current medication that an alternative or adjunct treatment is often sought. The costs of uncontrolled epilepsy are significant, with direct and indirect costs associated with epilepsy totaling more than $15 billion per year. It is estimated that 50,000 epilepsy related deaths occur each year, more than breast cancer deaths annually.

According to Russ et al. in the February 2012 edition of Pediatrics, there are 466,000 childhood epilepsy patients in the U.S. and 765,000 patients in Europe, of which 30 percent, or about 140,000 patients in the U.S. and about 230,000 in Europe, are deemed medically intractable or pharmacoresistant.

Dravet Syndrome

Dravet syndrome is a severe infantile-onset, genetic, drug-resistant epilepsy syndrome with a distinctive but complex electroclinical presentation. Onset of Dravet syndrome occurs during the first year of life with clonic seizures (jerking) and tonic-clonic (convulsive) seizures in previously healthy and developmentally normal infants. Symptoms peak at about five months of age, and the latest onset beginning by 15 months of age. Other seizures develop between one and four years of age such as prolonged focal dyscognitive seizures and brief absence seizures, and duration of these seizures decreases during this period, but their frequency increases. Prognosis is poor, with death occurring in approximately 14 percent of children. Death can be caused by the seizures themselves, by infection due to prolonged periods of physical inactivity, or by the presence of advanced neurodegenerative disease or a compromised level of consciousness requiring a feeding tube. Death can also occur suddenly due to uncertain causes, often because of the relentless neurological decline or from Sudden Unexpected Death in Epilepsy. Patients develop intellectual disability and life-long ongoing seizures. Intellectual impairment varies from severe (50 percent of patients), to moderate (25 percent of patients), to mild (25 percent of patients). Patients rarely return to normal intellect.

According to Forsgren L. et al. in the 2004 edition of Epilepsy in Children, the incidence of epilepsy in the first year of life is 1.5 per 1,000 people, or, by our estimate, 6,450 new epilepsies per year worldwide. According to Dravet et al. in the 2012 edition of Epileptic Syndromes in Infancy, Childhood and Adolescence, up to 5 percent of epilepsies diagnosed in the first year of life are Dravet syndrome, equating to 320 new cases per year in the U.S. with a mortality rate that may be as high as 15 percent in the first 20 years of life. By our estimate, there are approximately 5,440 patients with Dravet syndrome in the U.S. under the age of 20 years. Applying the same assumptions in Europe, we believe there are an estimated 6,710 Dravet syndrome patients in the European Union under the age of 20 years.

A large percentage of cases of Dravet syndrome have a family history of epilepsy or convulsions. Heterozygous de novo mutations of the alpha 1 (α-1) subunit of the SCN1A gene, which encodes a voltage-gated sodium channel, are the cause of Dravet syndrome in 75 percent to 80 percent of patients and more than 500 SCN1A mutations have been reported to be associated with this disorder. The standard of care usually involves a combination of the following anticonvulsants: clobazam, clonazepam, leviteracetam, topirimate, valproic acid, ethosuximide or zonisamide. Stiripentol is approved for the treatment of Dravet syndrome in conjunction with clobazam and valproate. Potent sodium channel blockers used to treat epilepsy actually increase seizure frequency in patients with Dravet syndrome. The most common are phenytoin, carbamazepine, lamotrigine and rufinamide. Management of this disease may also include a ketogenic diet, and physical and communication therapy. In addition to anti-convulsive drugs, many patients with Dravet syndrome are treated with anti-psychotic drugs, stimulants and drugs to treat insomnia.

Lennox-Gastaut Syndrome

LGS is a type of epilepsy with multiple types of seizures, particularly tonic (stiffening) and atonic (drop) seizures. According to Trevathan et al. in the December 1997 edition of Epilepsia, the estimated prevalence of LGS is between 3 percent and 4 percent of childhood epilepsy cases. LGS affects between 14,500 to 18,500 children under the age of 18 years in the U.S. and over 30,000 children and adults in the U.S. Eighty percent of children with LGS continue to experience seizures, psychiatric, intellectual and behavioral deficits in adulthood. Seizures due to LGS are hard to control and generally require life-long treatment.

Drug resistance is one of the main features of LGS. Generally, treatment requires broad spectrum AEDs and/or polypharmacy. Treatment also depends on the seizure type as some treatments effective for one type of seizure may worsen another. The FDA approved treatments for LGS are: Onfi (clobazam); Banzel (rufinamide); Lamictal (lamotrigine); Topamax (topirimate); and Felbatol (felbamate). These medicines are often used as adjunctive therapy with other AEDs and they show some efficacy, however, many also have severe undesirable side effects. Furthermore, several of these medicines are based on the same mechanism of action as traditional AEDs. As patients with LGS generally need to take several treatments to gain any change to their seizure frequency, we believe that there is a need for further pharmacological treatments, particularly those with a different mechanism of action, to give prescribers more options in treating this rare, pharmacoresistant syndrome.

Epidiolex Manufacturing

We manufacture Epidiolex through utilization of in-house and external third-party facilities for various steps in the production process. We have expanded various parts of the production process both in-house and with external third parties in readiness for commercial launch. As part of the NDA review, the FDA pre-approval inspections of our manufacturing facilities did not result in any Form 483 observations. We are continuing to expand our Epidiolex manufacturing capacity in anticipation of post-U.S. launch and projected demand in Europe and elsewhere.

Epidiolex European Union Regulatory

In Europe, we submitted a marketing authorization application in December 2017 for both the Dravet syndrome and LGS indications. This application has been validated by the EMA and the decision is expected in the first quarter of 2019. We have submitted 121-day responses to the CMPH questions. We have also received Orphan Designation for LGS, Epidiolex for Dravet syndrome and TSC.

Epidiolex European Union Commercial

We continue to make good progress for the commercialization of Epidiolex in Europe and are planning initial launches in the five major European markets in 2019. Our commercial leadership team is now fully recruited and in place. This experienced team, which includes several epilepsy disease experts, is focused on progressing the necessary pricing and reimbursement, medical and pre-commercial activities required to deliver a successful European launch. In particular, significant progress is being made on building the local country organizations in the five major European markets. This first wave of local recruitment is very much focused on leadership and medical staff. Medical affairs activities are progressing well with national advisory boards now completed in all the major markets and significant presence and data exposure at key European and National Congresses.

Epidiolex Follow-On Target Indication: TSC

TSC is a genetic disorder that causes non-malignant tumors to form in many different organs, primarily in the brain, eyes, heart, kidney, skin and lungs. The brain and skin are the most affected organs. TSC results from a mutation in tumor suppression genes TSC1 or TSC2. According to the Tuberous Sclerosis Alliance, TSC is estimated to affect approximately 50,000 patients in the U.S. The most common symptom of TSC is epilepsy, which occurs in 75 – 90 percent of patients, about 70 percent of whom experience seizure onset in their first year of life. Approximately 60 percent of these TSC patients (or approximately 25,000 of patients in the U.S.) have treatment-resistant seizures. The seizures of TSC are typically focal in onset, meaning that they are localized to one hemisphere of the brain. There are significant co-morbidities associated with TSC including cognitive impairment in 50 percent, autism spectrum disorders (ASD), in up to 40 percent and neurobehavioral disorders in over 60 percent of individuals with TSC.

Several patients with TSC have been treated with Epidiolex in the expanded access program. Treatment experience in 18 TSC patients with refractory epilepsy from the Massachusetts General Hospital for Children enrolled in the expanded access program has been published in Epilepsia (Hess et al. - 2016). The findings from this study suggest that cannabidiol may be an effective and well-tolerated treatment option for patients with refractory seizures in TSC, but the significance of such findings is limited without further study.

We are progressing a Phase 3 trial of Epidiolex in patients with TSC. This dose-ranging trial, which is now fully recruited (n=210), is a 16-week comparison of Epidiolex versus placebo to assess the safety and efficacy of Epidiolex as an adjunctive anti-epileptic treatment. The primary measure of this trial is the percentage change from baseline in seizure frequency during the treatment period. Primary endpoint seizure types include focal motor seizures with or without impairment of consciousness or awareness and generalized convulsive seizures. Data from this trial is expected in the first half of 2019. Subject to positive results, we expect to submit a supplemental NDA for Epidiolex in TSC in the second half of 2019.

Epidiolex Follow-On Target Indication: Rett

Rett syndrome (RTT) is a rare, non-inherited, X-linked neurodevelopmental disorder affecting approximately 1 in 10,000 to 15,000 live female births.  RTT is most commonly caused by heterozygous de-novo mutations in the gene encoding methyl-CpG-binding protein 2 (MeCP2) resulting in a loss of function of the MeCP2 protein. The condition affects predominantly females and it results in abnormal neuronal development and function in affected children. The symptomatology of RTT is progressive, with early onset from about 6–18 months of life, followed by a rapid destructive phase at the age of 1 to 4 years. This stage is characterized by loss of purposeful hand skills, loss of spoken language, breathing and cardiac irregularities, microcephaly, and autistic-like behaviors. After the period of regression, patients enter a prolonged period of stabilization where most of the impairments associated with the destructive phase persist together with apraxia, motor problems, and seizures. Over time, the patient’s motor function continues to deteriorate, resulting in reduced mobility, scoliosis, rigidity, muscular weakness and spasticity.

There are no approved treatments for RTT. The management options target specific symptoms and are not without undesirable side effects. As such, there is currently a high unmet medical need. Data from animal models suggest CBD may be able to improve deficits in cognition, language, social behavior and motor function, as well as having the potential to modulate the cellular mechanisms thought to be involved in the neurobehavioral deficits present in RTT.  In addition, clinical evidences from open label investigations in patients with refractory epilepsy suggest that Epidiolex may have beneficial effects on cognition, behavior and quality of life, which could benefit patients with RTT.

A Phase 3 trial of Epidiolex in patients with RTT is expected to start in the second quarter of 2019. It is an international multi-center, randomized, double-blind, placebo-controlled study to investigate safety and efficacy. The primary objective is to evaluate the efficacy of up to 24 weeks of treatment with Epidiolex, compared with placebo, in reducing symptom severity in patients with RTT using the Rett Syndrome Behavior Questionnaire (RSBQ) and the Clinical Global Impressions - Improvement (CGI-I).

Epidiolex Formulation Life Cycle Management

In addition to the Epidiolex formulation, we continue to develop additional formulations of CBD as part of its life cycle management plan. We are developing a capsule to provide more convenient administration, particularly for adults and older children across our target indications. We are also developing an improved oral solution.

Epidiolex Intellectual Property

In addition to seven years of orphan exclusivity plus the expected six-month pediatric extension (to be filed), we seek to protect Epidiolex through the expansion of our patent portfolio. Our patent portfolio relating to the use of CBD in the treatment of epilepsy includes 25 distinct patent families that are either granted or filed. Most of the patent families in this portfolio claim the use of CBD in the treatment of particular childhood epilepsy syndromes, seizure sub-types and interactions with other concomitantly dosed anti-seizure drugs. To date, we have obtained ten patents and received notices of allowance for two applications from the U.S. Patent and Trademark Office, or USPTO, including claims for the use of CBD for the treatment of convulsive, drop and atonic seizures associated with both LGS and Dravet syndrome, as well as the use of CBD with clobazam, and the teaching that dose adjustment may be needed when concomitantly prescribed. Some of these patents are directly aligned with the Epidiolex label and we have listed them in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book). These patents have expiry to 2035. We continue to identify novel findings and submit patent applications resulting from the Epidiolex development program and we expect additional grants from these applications.

Sativex

Sativex is an oromucosal spray of a formulated extract of the cannabis sativa plant that contains the principal cannabinoids delta-9-tetrahydrocannabinol, or THC, and CBD in a 1:1 ratio as well as specific minor cannabinoids and other non-cannabinoid components (the product has been granted the U.S. Adopted Name, or USAN, of nabiximols). We developed Sativex to be administered as an oromucosal spray, whereby the active ingredients are absorbed in the lining of the mouth, either under the tongue or inside the cheek. At this time, we have received regulatory approval for Sativex in numerous countries outside the U.S.

Sativex in the U.S.

In December 2017, we terminated our license agreement with Otsuka Pharmaceutical Co., Ltd., in relation to Sativex in the U.S. and we have reacquired full ownership of the development and commercialization rights to the product in the U.S. We expect to meet with the FDA in the fourth quarter of 2018 to determine the most efficient regulatory pathway to an NDA for Sativex for the treatment of MS spasticity, where already we have completed three positive Phase 3 trials in Europe.

Beyond an initial target U.S. indication of MS spasticity, we believe that Sativex has significant additional market potential. We have completed over 10 placebo-controlled trials and believe there is the potential for future development of multiple indications.

Sativex in Europe

To support the development and commercialization of Sativex in Europe, we have license and development agreements with the following major pharmaceutical companies: Almirall S.A., or Almirall, in Europe (excluding the U.K.) and Mexico; Bayer HealthCare AG, or Bayer, in the U.K. and Canada; Ipsen Biopharm Ltd, or Ipsen, in Latin America (excluding Mexico and the Islands of the Caribbean); and Neopharm Group, or Neopharm, in Israel. These agreements provide our collaborators with the sole right to commercialize Sativex in exclusive territories for all indications.

Sativex Intellectual Property

Our strategy is to seek and obtain patents related to Sativex across all major pharmaceutical markets around the world. In the U.S., our patents (and our pending applications if they issue) relating to Sativex would expire on various dates between 2021 and 2027, excluding possible patent term extensions. We have at least seven different patent families containing one or more pending and/or issued patents directed to the Sativex formulation, the extracts from which Sativex is composed, the extraction technique used to produce the extracts and the therapeutic use of Sativex.

Our Product Pipeline

Proprietary Cannabinoid Product Platform

The cannabis plant is the unique source of more than 70 structurally related, plant-derived cannabinoids. Although one cannabinoid, THC, is known to cause psychoactive effects associated with the use of illicit herbal cannabis, none of the other cannabinoids are known to share this property. In recent decades, there have been major scientific advances that have led to the discovery of new plant-derived cannabinoids and a cannabinoid receptor system in the human body, or endocannabinoid system. We are at the forefront of this new area of science, and we believe that our proprietary cannabinoid product platform uniquely positions us to discover and develop cannabinoids as new therapeutics.

Our proprietary cannabinoid product platform consists of our:

•

continually evolving library of internally generated novel cannabis plant types that produce selected cannabinoids, or chemotypes. We can reproduce the selected chemotypes through propagation of plant cuttings, or clones, in order to ensure that all subsequent plant material is genetically uniform. We can also generate seeds of selected chemotypes for large-scale production;

•	in-house extraction, processing methodologies and analytical techniques, which yield well-characterized and standardized chemotype extracts;
•

discovery of novel cannabinoid pharmacology through conducting in vitro and in vivo pharmacologic evaluation studies in validated disease models to determine the most promising potential therapeutic areas for each extract;

•	in-house formulation and manufacturing capabilities, supplemented by third-party contractors;
•	global in-house development and regulatory expertise; and
•

intellectual property portfolio, which includes issued and/or pending claims directed to plants, plant extracts, extraction technology, pharmaceutical formulations, drug delivery and the therapeutic uses of cannabinoids, as well as plant variety rights, know-how and trade secrets.

With the exception of Sativex, which is subject to licensing agreements described above, we retain global commercial rights to all of our product pipeline candidates.

Pipeline Summary

Epilepsy and Pediatric Neurology

Product/Product Candidates	Indication	Partner(s)	Status	Expected Next Steps

Epidiolex (CBD)	Childhood-onset epilepsy Initial targets: Treatment of seizures in LGS and Dravet syndrome in patients two years of age and older	We retain global rights.	Approved by the FDA and launched in the U.S. Under review by EMA in Europe.	EMA decision expected in Q1 2019.

	Additional targets: TSC		Phase 3 trial in TSC fully recruited.	Data from Phase 3 TSC trial expected in H1 2019. Subject to positive results, sNDA in H2 2019.

	Rett syndrome			IND for pivotal trial submitted. Trial expected to commence H1 2019.

GWP42006 (CBDV)	ASD	We retain global rights.	Company-sponsored IND submitted Nov. 2018. Investigator led placebo-controlled trial in autism; expanded access IND to treat seizures associated with autism underway.	Company sponsored open-label trial expected to commence H1 2019. Investigator-led placebo-controlled trial expected to commence Q4 2018.

	Rett syndrome		Investigator-led Phase 2 open label trial in Rett syndrome. FDA orphan designation in Rett syndrome.	Trial expected to commence H1 2019.

	Epilepsy		Phase 2a trial completed.	Under evaluation.

Intravenous GWP42003	Neonatal hypoxic-ischemic encephalopathy	We retain global rights.	Phase 1 trial in healthy volunteers complete.	Phase 2 trial due to commence 2019.

Other Pipeline Candidates

Product/Product Candidates	Indication	Partner(s)	Status	Expected Next Steps
Sativex (nabiximols)	MS spasticity (ex- U.S.)	Almirall, Bayer, Ipsen and Neopharm	Approved in numerous countries.

	MS spasticity (U.S.)	We retain rights.	Meeting with the FDA to determine next steps.	FDA meeting scheduled for Q4 2018.

	Neuropathic pain/other neurological symptoms		Multiple placebo-controlled trials completed.	Pivotal program in planning.

Combination of CBD and THC	Glioblastoma	We retain global rights.	Phase 2 trial complete and reported in February 2017. Data presented at ASCO. FDA orphan designation.	Pivotal clinical program under evaluation.

GWP42003	Schizophrenia	We retain global rights.	Positive Phase 2 proof-of-concept.	Phase 2b trial under evaluation.

GWP42006 (CBDV) in Epilepsy, Rett and ASD

GWP42006 features CBDV as the primary cannabinoid. CBDV has shown anti-epileptic properties across a range of in vitro and in vivo models of epilepsy.

We have also evaluated GWP42006 in both general and syndromic pre-clinical models of ASD yielding promising signals on cognitive and social endpoints as well as repetitive behavior. These animal models include both genetically determined abnormalities of neurobehavioral, and chemically-induced models, and include Rett syndrome and Fragile X among others. Many of the pediatric intractable epilepsy conditions within the Epidiolex expanded access program share considerable overlap with ASD and these conditions often fall within the orphan disease space. Initial clinical observations from treating physicians suggest a potential role for cannabinoids in addressing problems associated with ASD such as deficits in cognition, behavior and communication.

We have completed a Phase 1 trial of GWP42006 in 66 healthy subjects. In this trial, GWP42006 was well tolerated even at the highest tested dose. There were no serious or severe adverse events reported, nor any withdrawals due to adverse events.

We are working on various clinical initiatives for CBDV within the field of ASD. A physician-led expanded access IND is underway to treat seizures associated with autism in 20 patients. An investigator-led 100 patient placebo-controlled trial in autism is expected to commence in the fourth quarter of 2018.  In November 2018, we filed an IND for a company-sponsored trial in ASD, which we expect to commence in 2019. An open-label proof of concept study is expected to commence in the first half of 2019 evaluating CBDV in 30 children with Rett syndrome and seizures. CBDV in Rett Syndrome has received Orphan Drug Designation from the FDA.

In February, we announced that a Phase 2a study of CBDV in adult patients with focal seizures did not meet its primary endpoint. We are currently evaluating next steps for this indication.

CBDV Intellectual Property Portfolio

We have a portfolio of intellectual property relating to CBDV for use in various indications including epilepsy and autism spectrum disorder. These patent families include issued and pending claims to use of CBDV alone or in combination with standard anti-epileptic drugs in the treatment of seizures, and pending claims to the use of CBDV in the treatment of ASD and associated conditions. Other families include pending claims directed to the use of CBDV in other therapeutic areas such as neuropathic pain, Alzheimer’s disease and Duchenne’s disease, CBDV compositions and CBDV extracts. We anticipate additional patent applications being filed as new data is generated.

Other Orphan Product Candidates

Glioblastoma

We are evaluating a combination product containing GWP42002:GWP42003 (CBD:THC) in the treatment of recurrent glioblastoma multiforme, or GBM, a particularly aggressive brain tumor. We have received Orphan Drug Designation from the FDA and the EMA for this indication.

GBM describes any tumor that arises from the glial tissue of the brain. GBM is a particularly aggressive tumor that forms from abnormal growth of glial tissue. According to the New England Journal of Medicine, GBM accounts for approximately 46 percent of the 22,500 new cases of brain cancer diagnosed in the U.S. each year. Treatment options are limited and expected survival is a little over one year. GBM is considered a rare disease by the FDA and the EMA.

In 2017, we completed a placebo-controlled Phase 2 study of a combination of CBD and THC in recurrent glioblastoma multiforme, or GBM. This study, which evaluated a number of safety and exploratory efficacy endpoints, showed that patients with documented recurrent glioblastoma treated with CBD:THC as add-on therapy to dose-intense temozolomide, had an 83 percent one-year survival compared with 44 percent for patients on placebo (plus dose-intense temozolomide) (p=0.042). Preliminary data showed that median survival time for the CBD:THC group was 662 days compared with 369 days in the placebo group. Further follow-up demonstrates continued increased survival in the CBD:THC arm. CBD:THC was generally well tolerated with treatment emergent adverse events leading to discontinuation in two patients in each group. The most common adverse events (three patients or more and greater than placebo) were vomiting, dizziness, nausea, headache, and constipation.

We believe that the signals of efficacy demonstrated in this study further reinforce the potential role of cannabinoids in the field of oncology and provides us with the prospect of a new and distinct cannabinoid product candidate in the treatment of additional oncology indications.

Our portfolio of intellectual property related to the use of cannabinoids in oncology includes a number of issued patents and pending applications in both the U.S. and Europe. This portfolio is directed to the use of various cannabinoids individually or in combination, in the treatment of a variety of oncology-specific disorders and product formulations.

Neonatal Hypoxic-Ischemic Encephalopathy (NHIE)

NHIE is acute or sub-acute brain injury due to asphyxia caused during birth resulting from deprivation of oxygen, referred to as hypoxia, as a result of a sentinel event such as ruptured placenta, parental shock and even increased heart rate. Hypoxic damage can occur to most of the infant’s organs, but brain damage is the most serious and least likely to heal, resulting in encephalopathy. This can later manifest itself as either mental retardation (including developmental delay and/or intellectual disability) or physical disabilities such as spasticity, blindness and deafness. Spastic diplegia and the other forms of cerebral palsy almost always feature asphyxiation during the birth process as a contributing factor. The exact timing and underlying causes of these outcomes remains unknown but it is widely recognized that interventions need to be administered within six hours of hypoxic insult.

According to Kurinczuk. et al. in the 2010 edition of Early Human Development, the incidence of NHIE is 1.5 to 2.8 per 1,000 births in the U.S., or, by our estimate, 6,500 to 12,000 cases per year. Of these, 35 percent are expected to die in early life and 30 percent of cases will result in permanent disability. There are currently no FDA-approved medicines specifically indicated for NHIE. The only FDA-approved treatment is the Olympic Cool-Cap System and treatment guidelines in many European countries also support use of whole-body hypothermia.

We held a pre-IND meeting with the FDA to discuss the development program for an intravenous CBD formulation in the treatment of NHIE. In April 2015, we received Orphan Drug Designation from the FDA for CBD for the treatment of NHIE and in July 2015 we received fast track designation. In July 2015 we received Orphan Drug Designation from the EMA for CBD for the treatment of perinatal asphyxia, an alternate term that describes the same condition. A Phase 1 trial of intravenous GWP42003 in healthy volunteers is now complete and we are planning for a Phase 2 trial to commence in 2019.

Our portfolio of intellectual property related to the use of cannabinoids in NHIE includes a number of issued patents and pending applications in both the U.S. and Europe. This portfolio is directed to the use of cannabidiol in the treatment of NHIE and product formulations.

Schizophrenia

Schizophrenia is a chronic disease that manifests through disturbances of perception, thought, cognition, emotion, motivation and motor activity. Over a lifetime, about 1 percent of the population will develop schizophrenia. All antipsychotic treatments for schizophrenia rely primarily upon their antagonistic action at the dopamine D2 receptor for their antipsychotic effect. They produce a wide range of adverse events and are often poorly tolerated by patients resulting in poor compliance with treatment. Current antipsychotics also have little or no effect upon the “negative” symptoms (blunted mood and lack of pleasure, motivation and movement) of schizophrenia or the associated cognitive deficit. Furthermore, the “positive” symptoms (such as hallucinations, delusions and thought disorder) of at least one-third of patients fail to respond adequately to current treatments.

GWP42003 features CBD as the primary cannabinoid and has shown notable anti-psychotic effects in accepted pre-clinical models of schizophrenia and importantly has also demonstrated the ability to reduce the characteristic movement disorders induced by currently available anti-psychotic agents. In September 2015, we announced positive top line results from an exploratory Phase 2 placebo-controlled clinical trial of GWP42003 in 88 patients with schizophrenia who had previously failed to respond adequately to first line anti-psychotic medications. Over a series of exploratory endpoints, GWP42003 was consistently superior to placebo, with the most notable differences being in the PANSS positive sub-scale (p=0.019), the Clinical Global Impression of Severity (p=0.04) and Clinical Global Impression of Improvement (p=0.018). The safety profile of GWP42003 was reassuring, with no serious adverse events and an overall frequency of adverse events very similar to placebo.

We are evaluating appropriate next steps regarding product development in schizophrenia, including a Phase 2b trial.

Our portfolio of intellectual property related to the use of cannabinoids in schizophrenia includes a number of issued patents and pending applications in both the U.S. and Europe. This portfolio is directed to the use of various cannabinoids individually or in combination with other cannabinoids or antipsychotic medications in the treatment of schizophrenia or side effects relating to schizophrenia.

Business Strategy

Our goal is to capitalize on our leading position in the field of plant-derived cannabinoid therapeutics by pursuing the following strategies:

•

Commercialize our lead product candidate Epidiolex in Dravet syndrome and LGS in the U.S. and Europe using our own commercial organization, and to identify the optimal commercial pathway in other markets around the world.

•	Expand the market opportunity for Epidiolex within the field of epilepsy and Rett syndrome.
•	Seek U.S. approval for Sativex, commercialize Sativex in the U.S. using our own commercial organization, and expand the Sativex market to new indications.
•	Advance several clinical-stage proprietary cannabinoid product candidates to late-stage development.
•	Leverage our proprietary cannabinoid product platform and world leading position to discover, develop and commercialize additional novel first-in-class cannabinoid products.
•	Further strengthen our lead competitive position.

Our Proprietary Cannabinoid Product Platform

We have established a world-leading position in cannabinoid therapeutics through our proven proprietary cannabinoid product platform. Our platform consists of a continually evolving library of internally generated novel cannabis plant types that produce selected cannabinoids, discovery of novel cannabinoid pharmacology through our network of world leading scientists, a global intellectual property portfolio, in-house formulation, processing and manufacturing capabilities, and development and regulatory expertise. We further believe that we are in a unique position to develop and manufacture plant-derived cannabinoid formulations worldwide at sufficient quality, uniformity, scale and sophistication for the purposes of pharmaceutical development and to meet international regulatory requirements.

Cannabinoid Science Overview

Although one cannabinoid, THC, is known to cause psychoactive effects associated with the use of herbal cannabis, no other cannabinoid is known to share these properties. In recent decades, there have been major scientific advances that have led to the discovery of new plant-derived cannabinoids and the endocannabinoid system. We are at the forefront of this science and our research into a large number of these cannabinoids suggests that each has distinct pharmacological effects. Although more studies are required to establish the clinical significance of these effects, they clearly have the potential to have therapeutic applications.

Our research to date has focused on the following plant-based cannabinoids:

CBD (Cannabidiol)	CBN (Cannabinol)
CBDV (Cannabidivarin)	CBNV (Cannabinovarin)
CBDA (Cannabidiol — Acid)	D8-THC (Delta-8 Tetrahydrocannabinol)
CBDVA (Cannabidivarin — Acid)	THC (Delta-9 Tetrahydrocannabinol)
CBC (Cannabichromene)	THCA (Tetrahydrocannabinol — Acid)
CBG (Cannabigerol)	THCV (Tetrahydrocannabivarin)
CBGA (Cannabigerol — Acid)	THCVA (Tetrahydrocannabivarin — Acid)
CBGV (Cannabigerovarin)

There are at least two types of cannabinoid receptors, CB1 and CB2, in the human endocannabinoid system. CB1 receptors are considered to be among the most widely expressed G protein-coupled receptors in the brain and are particularly abundant in areas of the brain concerned with movement and postural control, pain and sensory perception, memory, cognition, emotion, and autonomic and endocrine function. CB1 receptors are also found in peripheral tissues including peripheral nerves and non-neuronal tissues such as muscle, liver tissues and fat. CB2 receptors are expressed primarily in tissues in the immune system and are believed to mediate the immunological effects of cannabinoids. In addition, research suggests the endocannabinoid system interacts with other important neurotransmitter and neuromodulatory systems in the human body, including TRP channels, adenosine uptake and serotonin receptors. The far-reaching and diverse pharmacology of the numerous cannabinoids provides significant potential for development of cannabinoid therapeutics across many indications and disease areas.

Our Product Development Approach

Our approach to early product development of novel cannabinoids consists of the following stages:

Cannabinoid Chemotype Development.  Our research activities commence with the generation of novel and proprietary cannabinoid plant types that produce selected cannabinoids. Our plant geneticists breed unique and protected “chemotypes,” or plants characterized by their chemical content, such that we can precisely control the cannabinoid composition of a plant. We employ traditional and molecular methods of plant breeding, with no use of genetic modification. We select chemotypes on the basis of their cannabinoid profile, appropriate levels of concentration and botanical characteristics that enable commercial viability.

Active Pharmaceutical Ingredient Preparation.  After we generate the unique chemotypes, we develop and characterize preparations from an extract of the chemotype. In addition to preparing whole plant extracts, we also modify the extract preparations by adding or removing certain components or purifying preparations to produce a purified cannabinoid. Each of these steps may give rise to patentable opportunities.

Pharmacologic Evaluation.  We then conduct in vitro and in vivo pharmacologic evaluation studies in validated disease models, testing the potential activity, safety and routes of drug metabolism of each cannabinoid preparation as well as combinations of preparations. These studies seek to identify the pharmacology of cannabinoid preparations and allow us to determine the potential therapeutic area in which they might have promise. We then conduct additional pharmacology, toxicology and pre-clinical development on promising preparations.

We conduct most of our pharmacologic evaluations in collaboration with cannabinoid scientists at academic institutions around the world. We enter into research collaboration agreements and other arrangements that enable us to benefit from the expertise of external scientists while retaining intellectual property rights that emerge from the study of our research materials.

Product Composition and Formulation Development.  In parallel with the later stages of pharmacological evaluation, we identify optimum extraction and processing methods for the most promising preparations and then develop clinical formulations from the plant extract and analytical methodologies to further study the formulations. We are able to develop formulations of potential product candidates that focus on one or more cannabinoids as key active constituents as well as formulations that focus on a single cannabinoid. Each of these steps may give rise to patentable opportunities.

With respect to complex extracts, our formulation approach is exemplified by Sativex, the first approved cannabinoid therapeutic based on whole plant extracts from the cannabis plant. The main active ingredients of Sativex, THC and CBD, are extracted from two proprietary chemotypes. In addition to THC and CBD, Sativex contains additional cannabinoid and non-cannabinoid plant components. In order to achieve a fully standardized formulation of these complex extracts, we employ a range of advanced analytical technologies to demonstrate batch-to-batch uniformity. We standardize the formulation across the extracts as a whole, not simply by reference to their key active components.

With respect to pure cannabinoid formulations, our approach is exemplified by Epidiolex. The active ingredient, CBD, is extracted from proprietary CBD containing chemotypes and then undergoes various processing steps to generate the isolated pure compound.

Clinical development.  Selected cannabinoid product candidates progress into clinical development. We have an in-house clinical operations team that has the proven capability to execute Phase 1, 2, 3 and 4 trials rapidly and cost effectively, and to support regulatory approvals. Since our inception, we have undertaken an extensive program of clinical trials in over 7,000 patients, including over 50 Phase 2 and Phase 3 trials and have undertaken post-market studies involving over 1,000 patients.

Manufacturing

We are responsible for the manufacture and supply of our products for commercial and clinical purposes. Some of these manufacturing activities are contracted to external third parties. We operate under GMP manufacturing licenses issued by the Medicines and Healthcare products Regulatory Agency, or MHRA, in the U.K. and our facilities have been audited by the MHRA and the FDA. We have extensive in-house experience in production of botanical raw material, pharmaceutical production, quality control, quality assurance and supply chain management.

We have successfully exported cannabinoid commercial or research materials to over 30 countries and have the necessary in-house expertise to manage the import/export process worldwide. For Epidiolex, our supply chain partners have obtained the permits and licenses necessary to support importation into the U.S. We have substantial expertise in, and experience with, relevant international, U.S. federal, and U.S. state regulations in relation to the research, distribution and commercialization of cannabinoid therapeutics. We have formed relationships with relevant international, U.S. federal, and U.S. state agencies in order to enable licensing of research sites, establishing appropriate product distribution channels and securing licensed storage, obtaining import/export licenses, and facilitating amendments to relevant legislation if required for commercialization.

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary elements of Epidiolex, Sativex and our other product candidates, technology and know-how, to operate without infringing on the proprietary rights of others, and to defend challenges and oppositions from others and prevent others from infringing on our proprietary rights. We have sought, and will continue to seek, patent protection in the U.S. and other countries for our proprietary technologies. Our intellectual property portfolio at September 30, 2018, includes 82 patent families with issued and/or pending claims directed to plants, plant extracts, extraction technology, pharmaceutical formulations, drug delivery and the therapeutic uses of cannabinoids, as well as plant variety rights, know-how and trade secrets. From these families, as of September 30, 2018, we own and/or license 252 pending patent applications worldwide. Within the U.S., we have 48 issued patents with a further 39 pending patent applications under active prosecution. There are an additional 563 issued patents outside of the U.S. Our policy is to seek patent protection for the technology, inventions and improvements that we consider important to the development of our business, but only in those cases where we believe that the costs of obtaining patent protection is justified by the commercial potential of the technology, and typically only in those jurisdictions that we believe present significant commercial opportunities.

We also rely on trademarks, trade secrets, know-how and continuing innovation to develop and maintain our competitive position.

Our strategy is to seek and obtain patents related to our products across all major pharmaceutical markets around the world. We have a portfolio of intellectual property relating to the use of CBD in various conditions, including epilepsy and schizophrenia; the use of CBDV in various conditions, including ASD and epilepsy; and the use of CBD:THC in glioblastoma. We also hold several patent families covering Sativex.  We anticipate additional patent applications being filed as new data is generated.

Under the 2007 research collaboration agreement with Otsuka, which expired in June 2013, all intellectual property (including both patents and non-manufacturing related know-how) that was conceived by either Otsuka or us during the course of the collaboration is jointly owned by Otsuka and us.  We have an exclusive sub-licensable royalty-bearing license to it both outside and within the fields of CNS and oncology.

The term of individual patents depends upon the countries in which they are obtained. In most countries in which we have filed, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or PTO, in granting a patent, or may be shortened if a patent is terminally disclaimed over another patent.

The term of a patent that covers an FDA-approved drug may also be eligible for extension, which permits term restoration as compensation for the term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits an extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Extensions cannot extend the remaining term of a patent beyond 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions to extend the term of a patent that covers an approved drug are available in Europe and other non-U.S. jurisdictions; indeed Supplementary Protection Certificates have been applied for such that the European formulation patent for Sativex will be extended to 2025 in Europe. We may apply for extensions on patents covering FDA approval of Epidiolex.

To protect our rights to any of our issued patents and proprietary information, we may need to litigate against infringing third parties, avail ourselves of the courts or participate in hearings to determine the scope and validity of those patents or other proprietary rights.

We also rely on trade secret protection for our confidential and proprietary information, and it is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us.

From time to time, in the normal course of our operations, we will be a party to litigation and other dispute matters and claims relating to intellectual property. One of our European patents is currently the subject of appeal proceedings following successfully overcoming the opposition filed against it. Such proceedings may result in claims in these patents being narrowed or cancelled such that the scope of the patent may not be as broad, or the patent may be revoked in its entirety. Our U.S. patent claiming the use of CBD in the treatment of partial seizures is also subject of a petition for inter partes review by the Patents Trial and Appeal Board of the USPTO. A hearing was held in April 2018 and we expect a final decision by January 2019. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold. An unfavorable outcome to any legal matter, if material, could have a materially adverse effect on our operations or our financial position, liquidity or results of operations.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our scientific knowledge, technology and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. We are aware of exploratory research into the effects of THC and CBD drug formulations. We are aware of discovery research within the pharmaceutical industry into synthetic agonists and antagonists of CB1 and CB2 receptors. We are also aware of companies that supply synthetic cannabinoids and cannabis extracts to researchers for pre-clinical and clinical investigation. We are also aware of various companies that cultivate cannabis plants with a view to supplying herbal cannabis or nonpharmaceutical cannabis-based formulations to patients. These activities have not been approved by the FDA.

Patients in the U.S. suffering from seizures associated with Dravet or LGS are treated with a variety of FDA-approved products, including clobazam, clonazepam, valproate, lamotrigine, levetiracetam, rufinamide, topiramate, ethosuximide, and zonisamide.  In addition, Insys Therapeutics, Inc. has publicly stated its intention to develop CBD for infantile spasms and potentially other orphan indications. Zogenix, Inc. is developing low-dose fenfluramine in Dravet syndrome, for which it has reported positive Phase 3 results and anticipates submitting regulatory applications in the U.S. and Europe. Stiripentol has been approved in Europe for several years to treat Dravet syndrome and was recently approved by the FDA. Zynerba Pharmaceuticals, Inc. is developing a topical formulation of CBD, for which it has commenced a pivotal trial in Fragile X syndrome.

In both MS spasticity and cancer pain, Sativex aims to treat patients who do not respond adequately to standard care. In MS spasticity, such treatments include baclofen and tizanidine, and in cancer pain such treatments include morphine and other opioids. In cancer pain, the principal focus of ongoing clinical research by our potential competitors is in the development of alternative formulations of opioids.

With respect to CBD, a number of nonapproved and nonstandardized “artisanal” CBD preparations derived from crude herbal cannabis have been made available in limited quantities by producers of “medical marijuana” in the U.S. We have never endorsed or supported the idea of distributing or legalizing crude herbal cannabis, or preparations derived from crude herbal cannabis, for medical use and do not believe prescription cannabinoids are the same, and therefore competitive with, crude herbal cannabis. We have consistently maintained that only a cannabinoid medication, one that is standardized in composition, formulation and dose, administered by means of an appropriate delivery system, and tested in properly controlled pre-clinical and clinical studies, can meet the standards of regulatory authorities around the world, including those of the FDA. We have also repeatedly stressed that these regulatory processes provide important protections for patients, and we believe that any cannabinoid medication must be subjected to, and satisfy, such rigorous scrutiny.

Transition to U.S. Domestic Filer Reporting

We determined that, as of March 31, 2018, we no longer qualified as a ‘‘foreign private issuer’’ under the rules and regulations of the SEC. While we were a foreign private issuer, we were exempt from compliance with certain laws and regulations of the SEC, and certain Nasdaq Stock Market LLC (Nasdaq) regulations, including the proxy rules, the short-swing profits recapture rules and certain governance requirements, such as independent director oversight of the nomination of directors and executive compensation. In addition, we were not required to file annual, quarterly and current reports and financial statements with the SEC as frequently or as promptly as U.S. companies registered under the U.S. Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). As a result of this determination, beginning on October 1, 2018, we are no longer entitled to ‘‘foreign private issuer’’ exemptions and we plan to report as a domestic U.S. filer, including filing quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements under Section 14 of the Exchange Act. In addition, commencing on October 1, 2018, we now prepare our financial statements in U.S. dollars in accordance with generally accepted accounting principles in the United States rather than International Financial Reporting Standards. In addition, since October 1, 2018, our ‘‘insiders’’ are now subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act and will be no longer exempt from the requirements of Regulation FD promulgated by the SEC under the Exchange Act. Moreover, as a domestic filer, we are no longer permitted to follow our home country rules in lieu of the corporate governance obligations imposed by Nasdaq, and are required to comply with the governance practices required of U.S. domestic issuers.

In connection with our loss of foreign private issuer status, we made amendments to our Articles of Association, which were approved at the Company’s Annual General Meeting held on March 14, 2018 to comply with Nasdaq listing requirements for domestic companies on quorum requirements. These amendments now provide that a quorum will be present for a general meeting where (i) there are two persons present and entitled to vote upon the business to be transacted, each being either a shareholder or a proxy for a shareholder or a duly authorized representative of a corporation that is a shareholder, and (ii) such two persons together hold (or are the representative or proxy of members in relation to the meeting holding) at least one-third in number of the issued shares entitled to vote on the business to be transacted.

Government Regulation and Product Approvals

FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties and criminal prosecution.

Pharmaceutical product development in the U.S. typically involves pre-clinical laboratory and animal tests and the submission to the FDA of an IND, which must become effective before clinical testing may commence. For commercial approval, the sponsor must submit adequate tests by all methods reasonably applicable to show that the drug is safe for use under the conditions prescribed, recommended or suggested in the proposed labeling. The sponsor must also submit substantial evidence, generally consisting of adequate, well-controlled clinical trials to establish that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended or suggested in the proposed labeling. In certain cases, the FDA may determine that a drug is effective based on one clinical study plus confirmatory evidence. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including the FDA’s good laboratory practices regulations and the U.S. Department of Agriculture’s (USDA’s) regulations implementing the Animal Welfare Act. The results of pre-clinical testing are submitted to the

FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not imposed a clinical hold on the IND or otherwise commented or questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations, (ii) in compliance with GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In general in Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. The FDA may, however, determine that a drug is effective based on one clinical study plus confirmatory evidence. Only a small percentage of investigational drugs complete all three phases and obtain marketing approval. In some cases, the FDA may require post-market studies, known as Phase 4 studies, to be conducted as a condition of approval in order to gather additional information on the drug’s effect in various populations and any side effects associated with long-term use. Depending on the risks posed by the drugs, other post-market requirements may be imposed.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. The FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all pre-clinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, for fiscal year 2018 $2,421,495, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees, for fiscal year 2018 $304,162.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the statute and implementing regulations, the FDA has 180 days (the initial review cycle) from the date of filing to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. In practice, the performance goals established pursuant to the Prescription Drug User Fee Act have effectively extended the initial review cycle beyond 180 days. The FDA’s current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs within 10 months of receipt and within six months for priority NDAs, but two additional months are added to standard and priority NDAs for a new molecular entity (NME).

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current GMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing 90 percent of resubmissions within two to six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public website maintained by the U.S. National Institutes of Health. Information related to the product, patient population, phase of investigation, study sites and investigator, and other aspects of the clinical trial is made public as part of the registration. Under a new rule, effective January 18, 2017, sponsors are also obligated to disclose the results of these trials after completion. Disclosure of the results of these trials can be delayed for up to two years if the sponsor certifies that it is seeking approval of an unapproved product or that it will file an application for approval of a new indication for an approved product within one year. Competitors may use this publicly available information to gain knowledge regarding the design and progress of our development programs.

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track Program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request.

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. Unless otherwise informed by the FDA, for an accelerated approval product an applicant must submit to the FDA for consideration during the preapproval review period copies of all promotional materials, including promotional labeling as well as advertisements, intended for dissemination or publication within 120 days following marketing approval. After 120 days following marketing approval, unless otherwise informed by the FDA, the applicant must submit promotional materials at least 30 days prior to the intended time of initial dissemination of the labeling or initial publication of the advertisement

In addition to other benefits such as the ability to use surrogate endpoints and engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a Fast Track drug’s NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

The Hatch-Waxman Act

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are considered to be therapeutically equivalent to the listed drug, are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug in accordance with state law.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement, certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use, rather than certify to a listed method-of-use patent.

If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which time the FDA cannot receive any ANDA or 505(b)(2) application seeking approval of a drug that references a version of the NCE drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA or 505(b)(2) application that includes the change.

An ANDA or 505(b)(2) application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification and thus no ANDA or 505(b)(2) application may be filed before the expiration of the exclusivity period.

For a botanical drug, the FDA may determine that the active moiety is one or more of the principal components or the complex mixture as a whole. This determination would affect the utility of any five-year exclusivity as well as the ability of any potential generic competitor to demonstrate that it is the same drug as the original botanical drug.

Five-year and three-year exclusivities do not preclude FDA approval of a 505(b)(1) application for a duplicate version of the drug during the period of exclusivity, provided that the 505(b)(1) applicant conducts or obtains a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase — the time between IND submission and NDA submission — and all of the review phase — the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the

FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the PTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition — generally a disease or condition that affects fewer than 200,000 individuals in the U.S (or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for such disease or condition will be recovered from sales in the U.S. of such drug). Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. If the FDA designates an orphan drug based on a finding of clinical superiority, the FDA must provide a written notification to the sponsor that states the basis for orphan designation, including “any plausible hypothesis” relied upon by the FDA. The FDA must also publish a summary of its clinical superiority findings upon granting orphan drug exclusivity based on clinical superiority. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

Special Protocol Assessment

A company may reach an agreement with the FDA under the Special Protocol Assessment, or SPA, process as to the required design and size of clinical trials intended to form the primary basis of an efficacy claim. According to its performance goals, the FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the administrative record. Under the FDC Act and FDA guidance implementing the statutory requirement, an SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, public health concerns emerge that were unrecognized at the time of the protocol assessment, the sponsor and the FDA agree to the change in writing, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA.

Advertising and Promotion

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs.

Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Adverse Event Reporting and GMP Compliance

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, may require under a REMS special communication regarding the safety of the drug or heightened surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to GMP, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with GMP.

Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with GMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered.

Pediatric Exclusivity and Pediatric Use

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month period of exclusivity attached to any other exclusivity listed with the FDA — patent or non-patent — for a drug if certain conditions are met. Conditions for pediatric exclusivity include a determination by the FDA that information relating to the use of a new drug in the pediatric population may produce health benefits in that population; a written request by the FDA for pediatric studies; and agreement by the applicant to perform the requested studies and the submission to the FDA, completion of the studies in accordance with the written request, and the acceptance by the FDA, of the reports of the requested studies within the statutory time frame. Applications under the BPCA are treated as priority applications.

In addition, under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective, unless the sponsor has received a deferral or waiver from the FDA. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. The sponsor or the FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data need to be collected before the pediatric studies begin. Under PREA, the FDA must send a noncompliance letter requesting a response within 45 days to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Rare Pediatric Disease Designation and Priority Review Voucher Program

We were awarded a Rare Pediatric Disease Priority Review Voucher (PRV) as part of the FDA approval for Epidiolex. Rare pediatric disease designation is granted to drugs and biologics intended to treat orphan diseases affecting fewer than 200,000 patients in the U.S., primarily age 18 years or younger. Under the FDA’s Rare Pediatric Disease Priority Review Voucher program, a sponsor that receives approval for an NDA or BLA for a rare pediatric disease may be eligible to receive a voucher for a priority review of a subsequent marketing application for a different product. The PRV may be used by the sponsor or sold or transferred. The voucher relates to only the timing and action of application review and does not guarantee approval of the application.

Controlled Substances

The federal Controlled Substances Act of 1970, or CSA, and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the DEA. The DEA is the federal agency responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV or V — with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the U.S. and lack accepted safety for use under medical supervision. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence. Epidiolex is a Schedule V controlled substance. Sativex, if approved in the U.S., will require scheduling by the DEA before it can be marketed

Facilities that manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity(ies) and controlled substance schedule(s). For example, separate registrations are required for importation and manufacturing activities, and each registration authorizes which schedules of controlled substances the registrant may handle. However, certain coincident activities are permitted without obtaining a separate DEA registration, such as distribution of controlled substances by the manufacturer that produces them.

The DEA inspects all manufacturing facilities to review security, recordkeeping, reporting and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. An application for a manufacturing registration as a bulk manufacturer (not a dosage form manufacturer or a repacker/relabeler) for a Schedule I or II substance must be published in the Federal Register, and is open for 60 days to permit interested persons to submit comments, objections or requests for a hearing. A copy of the notice of the Federal Register publication is simultaneously forwarded by DEA to all those registered, or applicants for registration, as bulk manufacturers of that substance. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and other designated substances. Registrants must also report any controlled substance thefts or significant losses, and must obtain authorization to destroy or dispose of controlled substances. As with applications for registration as a bulk manufacturer, an application for an importer registration for a Schedule I or II substance must also be published in the Federal Register, which remains open for 30 days for comments. Imports of Schedule I and II controlled substances for commercial purposes are generally restricted to substances not already available from a domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedule I and II substance or Schedule III, IV and V narcotic, and submit import or export declarations for Schedule III, IV and V non-narcotics. In some cases, Schedule III non-narcotic substances may be subject to the import/export permit requirement, if necessary to ensure that the U.S. complies with its obligations under international drug control treaties.

For drugs manufactured in the U.S., the DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. This limited aggregate amount of cannabis that the DEA allows to be produced in the U.S. each year is allocated among individual companies, which, in turn, must annually apply to the DEA for individual manufacturing and procurement quotas. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies.

The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State Authorities, including Boards of Pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on our business, operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

Europe/Rest of World Government Regulation

In addition to regulations in the U.S., we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products, if approved.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries.

In the European Union., medicinal products are subject to extensive pre- and post-marketing regulation by regulatory authorities at both the European Union and national levels. Additional rules also apply at the national level to the manufacture, import, export, storage, distribution and sale of controlled substances. In many European Union. member states the regulatory authority responsible for medicinal products is also responsible for controlled substances. Responsibility is, however, split in some member states, such as the U.K. Generally, any company manufacturing or distributing a medicinal product containing a controlled substance in the European Union will need to hold a controlled substances license from the competent national authority and will be subject to specific record-keeping and security obligations. Separate import or export certificates are required for each shipment into or out of the member state.

Clinical Trials and Marketing Approval

Certain countries outside of the U.S. have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, or CTA, must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements and a company has received favorable ethics committee approval, clinical trial development may proceed in that country.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country, even though there is already some degree of legal harmonization in the European Union member states resulting from the national implementation of underlying European Union legislation. In all cases, the clinical trials must be conducted in accordance with the International Conference on Harmonization, or ICH, guidelines on GCP and other applicable regulatory requirements.

To obtain regulatory approval to place a drug on the market in the European Union, we must submit a marketing authorization application. This application is similar to the NDA in the U.S., with the exception of, among other things, country-specific document requirements. All application procedures require an application in the common technical document, or CTD, format, which includes the submission of detailed information about the manufacturing and quality of the product, and nonclinical and clinical trial information. Drugs can be authorized in the European Union by using (i) the centralized authorization procedure, (ii) the mutual recognition procedure, (iii) the decentralized procedure or (iv) national authorization procedures. The initial Sativex approvals were a consequence of an application under the De-Centralized Procedure, or DCP, to the E.U. member states of the U.K. and Spain.

The European Commission created the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the European Union and, by extension (after national implementing decisions) in Iceland, Liechtenstein and Norway, which, together with the European Union. member states, comprise the European Economic Area, or EEA. Applicants file marketing authorization applications with the EMA, where they are reviewed by a relevant scientific committee, in most cases the CHMP. The EMA forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. This procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the voluntary request of the applicant also be used for human drugs that do not fall within the above-mentioned categories if the CHMP agrees that the human drug (a) contains a new active substance not yet approved on November 20, 2005; (b) constitutes a significant therapeutic, scientific or technical innovation or (c) authorization under the centralized procedure is in the interests of patients at the European Union level.

Under the centralized procedure in the European Union, the maximum time frame for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP), with adoption of the actual marketing authorization by the European Commission thereafter.

Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: the seriousness of the disease to be treated; the absence of an appropriate alternative therapeutic approach, and anticipation of exceptional high therapeutic benefit. In this circumstance, EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days and the opinion issued thereafter.

For those medicinal products for which the centralized procedure is not available, the applicant must submit marketing authorization applications to the national medicines regulators through one of three procedures: (i) the mutual recognition procedure (which must be used if the product has already been authorized in at least one other European Union member state, and in which the European Union member states are required to grant an authorization recognizing the existing authorization in the other European Union member state, unless they identify a serious risk to public health), (ii) the decentralized procedure (in which applications are submitted simultaneously in two or more European Union member states) or (iii) national authorization procedures (which results in a marketing authorization in a single European Union member state).

Mutual Recognition Procedure

The mutual recognition procedure, or MRP, for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the European Union. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products, and must be used if the product has already been authorized in one or more member states. Since the first approvals for Sativex were national approvals in the U.K. and Spain (following a DCP), the only route open to us for additional marketing authorizations in the European Union was the MRP.

The characteristic of the MRP is that the procedure builds on an already-existing marketing authorization in a member state of the European Union that is used as a reference in order to obtain marketing authorizations in other European Union member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the European Union and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. The concerned member states are required to grant an authorization recognizing the existing authorization in the reference member state, unless they identify a serious risk to public health.

The MRP is based on the principle of the mutual recognition by European Union member states of their respective national marketing authorizations. Based on a marketing authorization in the reference member state, the applicant may apply for marketing authorizations in other member states. In such case, the reference member state shall update its existing assessment report about the drug in 90 days. After the assessment is completed, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations shall be granted within 30 days after acknowledgement of the agreement.

Should any Member State refuse to recognize the marketing authorization by the reference member state, on the grounds of potential serious risk to public health, the issue will be referred to a coordination group. Within a time frame of 60 days, member states shall, within the coordination group, make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA Committee is then forwarded to the European Commission, for the start of the decision-making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the Standing Committee on Human Medicinal Products. Since the initial approvals of Sativex in the U.K. and Spain, there have been three “waves” of additional approvals under three separate MRPs. Each of these procedures have been completed without any referral, and therefore without any delay.

Data Exclusivity

In the European Union, marketing authorization applications for generic medicinal products do not need to include the results of pre-clinical and clinical trials, but instead can refer to the data included in the marketing authorization of a reference product for which regulatory data exclusivity has expired. If a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such generic products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved.

Orphan Medicinal Products

The EMA’s Committee for Orphan Medicinal Products, or COMP, may recommend orphan medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in developing the medicinal product. The COMP may only recommend orphan medicinal product designation when the product in question offers a significant clinical benefit over existing approved products for the relevant indication. Following a positive opinion by the COMP, the European Commission adopts a decision granting orphan status. The COMP will reassess orphan status in parallel with EMA review of a marketing authorization application and orphan status may be withdrawn at that stage if it no longer fulfills the orphan criteria (for instance because in the meantime a new product was approved for the indication and no convincing data are available to demonstrate a significant benefit over that product). Orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing authorization. During this period, the competent authorities may not accept or approve any similar medicinal product, unless it offers a significant clinical benefit. This period may be reduced to six years if the orphan medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Pediatric Development

In the European Union, companies developing a new medicinal product must agree to a Pediatric Investigation Plan, or PIP, with the EMA and must conduct pediatric clinical trials in accordance with that PIP unless a waiver applies, for example, because the relevant disease or condition occurs only in adults. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if the product covered by it qualifies for one at the time of approval). This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

In addition, most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining marketing approval for Sativex and our other products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit Sativex or our other products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In that case, we would be unable to market our products in those countries in the near future or perhaps at all.

Reimbursement

Sales of pharmaceutical products in the U.S. will depend, in part, on the extent to which the costs of the products will be covered by third-party payers, such as government health programs, and commercial insurance and managed health care organizations. These third-party payers are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, utilization management and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payers do not consider our products to be cost effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries and included a major expansion of the prescription drug benefit under Medicare Part D. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D is available through both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from nongovernmental payers.

On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009. This law provides funding for the federal government to compare the effectiveness of different treatments for the same illness. This research is overseen by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures must be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear how such a result could be avoided and what if any effect the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payer to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the ACA) was enacted in March 2010. The ACA was enacted with the goal of expanding coverage for the uninsured while at the same time containing overall health care costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare D program. We still cannot fully predict the impact of the ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions which has not yet been completed, and the Centers for Medicare & Medicaid Services has publicly announced that it is analyzing the ACA regulations and policies that have been issued to determine if changes should be made. In addition, although the U.S. Supreme Court has upheld the constitutionality of most of the ACA, some states have stated their intentions to not implement certain sections of the ACA and some members of Congress are still working to repeal the ACA. These challenges add to the uncertainty of the changes enacted as part of the ACA. In addition, the current legal challenges to the ACA, as well as Congressional efforts to repeal the ACA, add to the uncertainty of the legislative changes enacted as part of the ACA.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, some European Union jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. Such differences in national pricing regimes may create price differentials between European Union member states. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. In the European Union, the downward pressure on healthcare costs in general, particularly prescription medicines, has become intense. As a result, barriers to entry of new products are becoming increasingly high and patients are unlikely to use a drug product that is not reimbursed by their government.

Other Health Care Laws and Compliance Requirements

In the U.S., our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, or VHCA, each as amended. If products are made available to authorized users of the Federal Supply Schedule, additional laws and requirements apply. Under the VHCA, drug companies are required to offer certain drugs at a reduced price to a number of federal agencies including the U.S. Department of Veteran Affairs and U.S. Department of Defense, the Public Health Service and certain private Public Health Service-designated entities in order to participate in other federal funding programs including Medicare and Medicaid. In addition, discounted prices must be offered for certain U.S. Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state, even if such manufacturers or distributors have no place of business within the state. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities or register their sales representatives. Other legislation has been enacted in certain states prohibiting certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Legal Proceedings and Related Matters

From time to time, we may be a party to litigation that arises in the ordinary course of our business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our results of operations, financial condition or cash flows.

Employees

The number of employees by function and geographic location as of the end of the period for our fiscal year ended September 30, 2018 was as follows:

As of September 30, 2018
By Function:
Research and development	246
Manufacturing and operations	175
Quality control and assurance	73
Commercial	162
Management and administrative	113
Total	769
By Geography:
United Kingdom	530
North America	239
Total	769

We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our relationships with our employees around the world are good.

Available Information

Access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC, may be obtained through the investor section of our website at http://www.gwpharm.com as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information in the investor section and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. Our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Financial Information

The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Annual Report on Form 10-K.

Corporate Information

Our registered and principal executive offices are located at Sovereign House, Vision Park, Chivers Way, Histon, Cambridge, CB24 9BZ, United Kingdom, our general telephone number is +44 1223 266 800 and our Internet address is http://www.gwpharm.com. Our website and the information contained on or accessible through our website are not part of this document.

Item 1A.  Risk Factors

Our business has significant risks. You should carefully consider the following risk factors and all other information contained in this Annual Report, including our consolidated financial statements and the related notes. The risks and uncertainties described below are those significant risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

Risks Related to Our Business

Our prospects are highly dependent on the successful commercialization of Epidiolex, which received approval in June 2018 from the FDA as a treatment for seizures associated with LGS or Dravet syndrome in patients two years of age and older. To the extent Epidiolex is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our ADSs may decline.

Epidiolex is our only drug that has been approved for sale in the U.S. and it has only been approved for the treatment of seizures associated with LGS and Dravet syndrome in patients two years of age and older. We are focusing a significant portion of our activities and resources on Epidiolex, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Epidiolex in the U.S.

Successful commercialization of Epidiolex is subject to many risks. Prior to Epidiolex, we have only launched or commercialized one product, Sativex, outside of the U.S., and there is no guarantee that we will be able to successfully launch or commercialize Epidiolex for its approved indications. While we have established our commercial team and have hired our U.S. sales force, we will need to maintain and further develop the team in order to successfully coordinate the launch and commercialization of Epidiolex. Even if we are successful in maintaining and continuing to develop our commercial team, there are many factors that could cause the launch and commercialization of Epidiolex to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of seizures associated with Dravet syndrome prior to 2018, it is especially difficult to estimate Epidiolex’s market potential. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for LGS and Dravet syndrome, and we do not know whether our or others’ estimates in this regard will be accurate. We have limited information about how physicians, patients and payers will respond to the pricing of Epidiolex. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market after launch, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex.

If the launch or commercialization of Epidiolex is delayed, unsuccessful or perceived as disappointing, our share price could decline significantly and the long-term success of the product and the Company could be harmed.

If we do not obtain regulatory approval of Epidiolex for other indications in the U.S., or for any indications in foreign jurisdictions, we will not be able to market Epidiolex for other indications or in other jurisdictions, which will limit our commercial revenues.

While Epidiolex has been approved by the FDA for the treatment of seizures associated with LGS and Dravet syndrome in patients two years of age and older, it has not been approved by the FDA for any other indications, and it has not been approved in any other jurisdiction for these indications or for any other indication. In order to market Epidiolex for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of Epidiolex by the FDA for the treatment of seizures associated with LGS and Dravet syndrome in patients two years of age and older does not ensure that the foreign jurisdictions will also approve Epidiolex for these indications, nor does it ensure that Epidiolex will be approved by the FDA for any other indication. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and, outside of the U.S. and Europe we have not yet identified all of the requirements that we will need to satisfy before submitting Epidiolex for approval for other indications or in other jurisdictions. In addition, some jurisdictions, including the U.S., may impose further restrictions through designation of our products as controlled substances. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in LGS and Dravet syndrome. In addition, strategic considerations need to be taken into account when determining whether and when to submit Epidiolex for approval in other jurisdictions. If we do not receive marketing approval for Epidiolex for any other indication or from any regulatory agency other than the FDA, we will never be able to commercialize Epidiolex for any other indication in the U.S. or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those approved products.

If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or nonclinical studies or other activities, actions or decisions related to Epidiolex do not meet our or others’ expectations, the market price of our ADSs could decline significantly.

In June 2018, we received FDA approval for Epidiolex for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older. That approval subjects us to ongoing obligations and continued regulatory review, which may result in significant additional expense. If we do not meet those ongoing obligations, we could be subject to significant penalties, including market withdrawal and/or civil or criminal penalties. Additionally, our other product candidates, if approved, could be subject to labeling and other restrictions and we may be subject to penalties (including market withdrawal) if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

In June 2018, we received FDA regulatory approval for Epidiolex for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older. In Europe, we submitted an application to the European Medicines Agency, or EMA, in December 2017 and we expect a decision on the application in the first quarter of 2019. We have received Orphan Drug Designation from the FDA for Epidiolex for seizures associated with LGS, Dravet syndrome and TSC. We also received Orphan Designation from the EMA’s COMP for Epidiolex for Dravet syndrome, LGS and TSC, although there is no guarantee that upon approval, the designation will be reconfirmed. The FDA approval and other regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. With respect to the FDA’s approval of Epidiolex, we are subject to certain post-marketing requirements. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approval for Epidiolex and/or other civil or criminal penalties. In addition, with respect to Epidiolex, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices, or GMPs, with Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval, and with Good Laboratory Practices, or GLPs, for any nonclinical studies.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, mandatory safety labeling changes or product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications submitted by us, or suspension or revocation of product approvals;
•	imposition of risk evaluation and mitigation strategies, or REMS;
•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any of our product candidates or future indications for currently approved products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we could lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Epidiolex has only been studied in a limited number of patients and in limited populations. As we continue our commercial launch, Epidiolex will become available to a much larger number of patients, and we do not know whether the results of Epidiolex use in such larger number of patients will be consistent with the results from our clinical trials.

Epidiolex has been administered only to a limited number of patients and in limited populations in clinical trials, including our two LGS Phase 3 pivotal studies and first Dravet syndrome Phase 3 pivotal efficacy and safety trial. While the FDA granted approval of Epidiolex based on the data included in the NDA, and we believe such data to be robust, we do not know whether the results will be consistent with those resulting from administration of the drug to a large number of patients. New data relating to Epidiolex, including from adverse event reports and post-marketing studies in the U.S., and from other ongoing clinical trials, may result in changes to the product label and/or imposition of a REMs and may adversely affect sales, or result in withdrawal of Epidiolex from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing Epidiolex marketing applications for indications other than our approved uses in other jurisdictions, or impose additional post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We are dependent on the success of our product candidates, some of which may not receive regulatory approval or be successfully commercialized.

Our success will depend on our ability to successfully commercialize our product pipeline, including commercialization of Epidiolex, Sativex and our other cannabinoid product candidates. While we have received U.S. regulatory approval for the use of Epidiolex for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older, we are evaluating Epidiolex for the treatment of other conditions such as TSC. We also continue to develop Epidiolex for additional rare childhood-onset epilepsy disorders including TSC and Rett syndrome. Epidiolex may never receive regulatory approval for the treatment of any other indications in the U.S. or elsewhere. Even if completed Phase 3 clinical trials and/or ongoing or future Phase 3 clinical trials show positive results, there can be no assurance that the FDA, EMA or any other regulatory authority will approve Epidiolex for any additional indications or that any other product candidate will receive approval.

Our ability to successfully commercialize Epidiolex, Sativex and our other product candidates will depend on, among other things, our ability to:

•	successfully complete pre-clinical and other nonclinical studies and clinical trials, including assessment of abuse potential;
•

demonstrate to the FDA and similar foreign regulatory authorities that the efficacy of Epidiolex, Sativex or any other product candidates in clinical trials can be attributed to the investigative product and not exclusively to its interaction with concomitant medications. It is possible that FDA may convene an advisory committee of external experts to consider any of our other drug candidates, and the course and outcome of meetings with these advisory committees can be hard to predict;

•	receive regulatory approvals from the FDA and similar foreign regulatory authorities;
•

produce, through a validated process, in manufacturing facilities inspected and approved by regulatory authorities, including the FDA, sufficiently large quantities of the product candidate, and the related Botanical Drug Substances, or BDSs, to permit successful commercialization;

•

build and maintain strong sales, distribution and marketing capabilities sufficient to launch commercial sales of our product candidates, or otherwise establish collaborations with third parties for the commercialization of our product candidates;

•	obtain reimbursement from payers such as government health care programs and insurance companies and other third-party payers, as well as achieve commercially attractive levels of pricing;
•	secure acceptance of our product candidates from physicians, health care payers, patients and the medical community;
•	create positive publicity surrounding our product candidates;
•	manage our spending as costs and expenses increase due to clinical trials and commercialization; and
•	obtain and enforce sufficient intellectual property for our product candidates.

Our failure or delay with respect to any of the factors above could have a material adverse effect on our business, results of operations and financial condition.

We have limited marketing experience, and have only recently established our sales force, distribution and reimbursement capabilities, and we may not be able to successfully commercialize Epidiolex, or any of our product candidates if they are approved in the future.

Our ability to generate revenues ultimately depends on our ability to sell our approved products and secure adequate third-party reimbursement. We currently have limited experience in marketing and selling our products. Our product Sativex is currently our only product being commercialized and is currently approved and sold through marketing partners in a number of countries outside of the U.S. for treatment of MS spasticity. Epidiolex for treatment of LGS and Dravet syndrome in patients two years of age and older is our only product approved for sale in the U.S., and we have only recently completed the build-out of an experienced commercial organization consisting of sales, medical affairs, marketing and market access teams.

The commercial success of Epidiolex and Sativex depends on a number of factors beyond our control, including the willingness of physicians to prescribe Epidiolex and Sativex to patients, payers’ willingness and ability to pay for the drug, the level of pricing achieved, patients’ response to Epidiolex and Sativex and the ability of our marketing partners to generate sales. There can be no guarantee that we will be able to establish or maintain the personnel, systems, arrangements and capabilities necessary to successfully commercialize Epidiolex, Sativex or any product candidate approved by the FDA in the future. If we fail to establish or maintain successful marketing, sales and reimbursement capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues may suffer.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Epidiolex may be harmed.

Epidiolex is a newly marketed drug and, therefore, none of the members of our sales force will have ever promoted Epidiolex. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing Epidiolex for the treatment of LGS and Dravet syndrome to physicians. In addition, we must train our sales force to ensure that a consistent and appropriate message about Epidiolex is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of Epidiolex and its proper administration, our efforts to successfully commercialize Epidiolex could be jeopardized, which would negatively impact our ability to generate product revenues.

We have recently grown our business and will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in managing our growth and executing our growth strategy.

Our management and personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. With the FDA approval for Epidiolex and the decision to promote and market in the U.S. the product candidates for which we receive marketing approval from the FDA, we have increased our number of full-time equivalent employees from 194 on September 30, 2013 to 776 as of September 30, 2018 primarily because we were conducting all of our Phase 2 and 3 clinical trials of Epidiolex and our other product candidates ourselves, and establishing a commercial organization and our commercial infrastructure. As a result of these activities, the complexity of our business operations has substantially increased. We will need to further expand our scientific, manufacturing, sales and marketing, managerial, compliance, operational, financial and other resources to support our planned research, development, manufacturing and commercialization activities.

Our need to effectively manage our operations, growth and various projects requires that we:

•	continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures;
•	attract and retain sufficient numbers of talented employees;
•	manage our commercialization activities effectively and in a cost-effective manner;
•	manage our clinical trials effectively;
•	manage our internal manufacturing operations effectively and in a cost-effective manner;
•	manage our development efforts effectively while carrying out our contractual obligations to contractors and other third parties; and
•	continue to improve our facilities.

In addition, historically, we have utilized and continue to utilize the services of part-time outside consultants and contractors to perform a number of tasks for us, including tasks related to compliance programs, clinical trial management, regulatory affairs, formulation development and other drug development functions. Our growth strategy may entail expanding our use of consultants and contractors to implement these and other tasks going forward. If we are not able to effectively expand our organization by hiring new employees and expanding our use of consultants and contractors, we may be unable to successfully implement the tasks necessary to effectively execute on our planned research, development, manufacturing and commercialization activities and, accordingly, may not achieve our research, development and commercialization goals.

Our product candidates, if approved, may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue from new products.

Even when product development is successful and regulatory approval has been obtained, our ability to generate sufficient revenue depends on the acceptance of our products by physicians and patients. We cannot assure you that Epidiolex or Sativex and our other product candidates will achieve the expected level of market acceptance and revenue if and when they obtain the requisite regulatory approvals. The market acceptance of any product depends on a number of factors, including the indication statement and warnings required by regulatory authorities in the product label. Market acceptance can also be influenced by continued demonstration of efficacy and safety in commercial use, physicians’ willingness to prescribe the product, reimbursement from third-party payers such as government health care programs and private third-party payers, the price of the product, the nature of any post-approval risk, management activities mandated by regulatory authorities, competition, and marketing and distribution support. Further, our U.S. distribution depends on the adequate performance of a reimbursement support hub and contracted specialty pharmacies in a closed-distribution network. An ineffective or inefficient U.S. distribution model at launch may lead to inability to fulfill demand, and consequently a loss of revenue. The success and acceptance of a product in one country may be negatively affected by our activities in another. If we fail to adapt our approach to clinical trials in the U.S. market to meet the needs of EMA or other European regulatory authorities, or to generate the health economics and outcomes research data needed to support pricing and reimbursement negotiations in Europe, we may have difficulties obtaining marketing authorization for our products from EMA and may have difficulties obtaining pricing and reimbursement approval for our products at a national level. Any factors preventing or limiting the market acceptance of our products could have a material adverse effect on our business, results of operations and financial condition.

In respect of our product candidates targeting rare indications, orphan drug exclusivity may afford limited protection, and if another party obtains orphan drug exclusivity for the drugs and indications we are targeting, we may be precluded from commercializing our product candidates in those indications during that period of exclusivity.

The first NDA applicant with an Orphan Drug Designation for a particular active moiety to treat a specific disease or condition that receives FDA approval is usually entitled to a seven-year exclusive marketing period in the U.S. for that drug, for that indication. We rely in part on this orphan drug exclusivity and other regulatory exclusivities to protect Epidiolex and, potentially, our other products and product candidates from competitors, and we expect to continue relying in part on these regulatory exclusivities in the future. The duration of that exclusivity period could be impacted by a number of factors, including the FDA’s later determination that the request for designation was materially defective, that the manufacturer is unable to supply sufficient quantities of the drug, or that the extension of the exclusivity period established by the Improving Regulatory Transparency for New Medical Therapies Act does not apply. There is no assurance that we will successfully obtain Orphan Drug Designation for other product candidates or other rare diseases or that a product candidate for which we receive Orphan Drug Designation will be approved, or that we will be awarded orphan drug exclusivity upon approval as, for example, the FDA may reconsider whether the eligibility criteria for such exclusivity have been met and/or maintained. Moreover, a drug product with an active moiety that is a different cannabinoid from that in our drug candidate or, under limited circumstances, the same drug product, may be approved by the FDA for the same indication during the period of marketing exclusivity. The limited circumstances include a showing that the second drug is clinically superior to the drug with marketing exclusivity through a demonstration of superior safety or efficacy or that it makes a major contribution to patient care. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication before us, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, including whether two drugs are the same drug product, and future challenges could lead to changes that affect the protections potentially afforded our products in ways that are difficult to predict. In a recent successful legal challenge, a court invalidated the FDA’s denial of orphan exclusivity to a drug on the grounds that the drug was not proven to be clinically superior to a previously approved product containing the same ingredient for the same orphan use. In response to the decision, the FDA released a policy statement stating that the court’s decision is limited just to the facts of that particular case and that the FDA will continue to require the sponsor of a designated drug that is the “same” as a previously approved drug to demonstrate that its drug is clinically superior to that drug upon approval in order to be eligible for orphan drug exclusivity, or in some cases, to even be eligible for marketing approval. In the future, there is the potential for additional legal challenges to the FDA’s orphan drug regulations and policies, and it is uncertain how such challenges might affect our business.

In the European Union, if a marketing authorization is granted for a medicinal product that is designated an orphan drug, that product is entitled to ten years of marketing exclusivity. During the period of marketing exclusivity, subject to limited exceptions, no similar medicinal product may be granted a marketing authorization for the orphan indication. There is no assurance that we will successfully obtain Orphan Drug Designation for future rare indications or orphan exclusivity upon approval of any of our product candidates that have already obtained designation. Even if we obtain orphan exclusivity for any product candidate, the exclusivity period can be reduced to six years if at the end of the fifth year it is established that the orphan designation criteria are no longer met or if it is demonstrated that the orphan drug is sufficiently profitable that market exclusivity is no longer justified. Further, a similar medicinal product may be granted a marketing authorization for the same indication notwithstanding our marketing exclusivity if we are unable to supply sufficient quantities of our product, or if the second product is safer, more effective or otherwise clinically superior to our orphan drug. In addition, if a competitor obtains marketing authorization and orphan exclusivity for a product that is similar to a product candidate we are pursuing for the same indication, approval of our product candidate would be blocked during the period of orphan marketing exclusivity unless we could demonstrate that our product candidate is safer, more effective or otherwise clinically superior to the approved product.

If the price for Epidiolex, Sativex or any future approved products decreases or if governmental and other third-party payers do not provide coverage and adequate reimbursement levels, our revenue and prospects for profitability will suffer.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals generally must be obtained on a country-by-country basis. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower-cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for Epidiolex, Sativex or other products we may market, the resulting reimbursement payment rates may require co-payments that patients find unacceptably high. Patients may not use Epidiolex or Sativex if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost.

In addition, the market for Epidiolex and Sativex will depend significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers’ provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which Epidiolex or Sativex is approved.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling Epidiolex and Sativex at less than an optimized price could impact our revenues and overall success as a company. We do not know if the price we have selected for Epidiolex or Sativex is the optimized price. In addition, in the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for Epidiolex may differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of Epidiolex or Sativex to each payer separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, Epidiolex, Sativex or any other products we may market to third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize Epidiolex, Sativex or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition and future success.

In addition, where we have chosen to collaborate with a third party on product candidate development and commercialization, our partner may elect to reduce the price of our products in order to increase the likelihood of obtaining reimbursement approvals. In many countries, products cannot be commercially launched until reimbursement is approved and the negotiation process in some countries can exceed 12 months. In addition, pricing and reimbursement decisions in certain countries can be affected by decisions taken in other countries, which can lead to mandatory price reductions and/or additional reimbursement restrictions across a number of other countries, which may thereby adversely affect our sales and profitability. In the event that countries impose prices that are not sufficient to allow us or our partners to generate a profit, our partners may refuse to launch the product in such countries or withdraw the product from the market, which would adversely affect sales and profitability. For example, whereas the All Wales Medicines Strategy Group has recommended Sativex for use in MS spasticity in Wales, the National Institute for Clinical Excellence published MS treatment guidelines that did not recommend Sativex for use in England. While this example refers to the commercialization of Sativex, the same or similar events, such as price decreases, government mandated rebates or unfavorable reimbursement decisions, could affect the pricing and reimbursement of Epidiolex and our other product candidates and could have a material adverse effect on our business, reputation, results of operations and financial condition.

We expect to face intense competition, often from companies with greater resources and experience than we have.

The pharmaceutical industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. Some of these competitors and potential competitors have more experience than we have in the development of pharmaceutical products, including validation procedures and regulatory matters. In addition, Epidiolex and Sativex compete with, and our product candidates, if successfully developed, will compete with, product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or our collaboration partners have. In particular, Insys Therapeutics, Inc. is developing CBD in Infantile Spasms, or IS, and potentially other indications. Zogenix, Inc. has reported positive data in two Phase 3 trials of low dose fenfluramine in Dravet syndrome and has commenced a Phase 3 trial with this product in LGS. Biocodex recently received regulatory approval from the FDA for the drug Stiripentol (Diacomit) for the treatment of Dravet syndrome. Other companies with greater resources than us may announce similar plans in the future. In addition, there are non-FDA approved CBD preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

Product shipment delays could have a material adverse effect on our business, results of operations and financial condition.

The shipment, import and export of Epidiolex, Sativex and our other product candidates require import and export licenses. In the U.S., the FDA, U.S. Customs and Border Protection and the DEA, and in the U.K., the Home Office, and in other countries, similar regulatory authorities regulate the import and export of pharmaceutical products that contain controlled substances, including Epidiolex, Sativex and our other product candidates. Specifically, the import and export process requires the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of Epidiolex, Sativex and our product candidates may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in a partial or total loss of revenue from one or more shipments of Epidiolex, Sativex or our other product candidates. A partial or total loss of revenue from one or more shipments of Epidiolex, Sativex or our other product candidates could have a material adverse effect on our business, results of operations and financial condition.

Problems in our manufacturing process, failure to comply with manufacturing regulations or unexpected increases in our manufacturing costs could harm our business, results of operations and financial condition.

We are responsible for the manufacture and supply of Sativex to our collaboration partners and for the manufacture and supply of Epidiolex, Sativex and other product candidates for commercial use and for use in clinical trials. The manufacturing of Epidiolex, Sativex and our product candidates necessitates compliance with GMP and other regulatory requirements in jurisdictions internationally. Our ability to successfully manufacture Epidiolex, Sativex and other product candidates involves cultivation of botanical raw material from specific cannabinoid plants, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features, under tightly controlled processes and procedures. For Epidiolex, Sativex and our product candidates, production also requires the cultivation of cannabinoid plants under highly controlled and standardized conditions. In addition, we must ensure chemical consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We must also ensure that our batches conform to complex release specifications. For each step in the manufacturing process for Sativex, we are currently reliant on single manufacturing facilities and no back-up facilities are yet in place. We have a second site at which we can grow the specific cannabinoid plants that produce the CBD used in Epidiolex, a second site at which we can extract CBD from botanical raw material and a second site at which we can crystallize the purified CBD from the liquid plant extract, but we are currently reliant on a single manufacturing facility, and no back-up facilities are yet in place, for the other steps in the Epidiolex production process. Because Sativex is a complex mixture manufactured from plant materials, and because the release specifications may not be identical in all countries, certain batches may fail release testing and not be able to be commercialized. A number of our product candidates (excluding Epidiolex) also consist of a complex mixture manufactured from plant materials, and are therefore subject to a similar risk. If we are unable to manufacture Epidiolex, Sativex or other product candidates in accordance with regulatory specifications, including GMP, or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet current demand or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize Epidiolex, Sativex and our product candidates on a timely or cost-competitive basis, if at all. We have an on-going program for expanding and upgrading parts of our growing and manufacturing facilities and we are working with a number of contract manufacturing partners. This has allowed us to implement a manufacturing program that we believe includes a sufficient number of growing and manufacturing sites that should provide sufficient quantities to meet initial demand, and meet the FDA’s stringent requirements for demonstrating equivalence of the scaled-up manufacturing process. This program requires significant time and resources and may not be successful; for example, the FDA may refuse to accept our facilities or those of our contract manufactures as being suitable for the production of Epidiolex. We are planning a significant expansion of our growing facilities over the next few years in order to meet potential peak demand for Epidiolex, including working with several new contractor manufacturers and adopting new methods in order to handle and process bulk quantities of botanical raw material. We are planning to increase the scale at which we manufacture Epidiolex over the next few years in order to meet potential peak demand for Epidiolex, including working with several new contractors and, potentially, adopting new processes. These activities may be unsuccessful, may lead to delays, interruptions to supply or may prove to be more costly than anticipated.

We may fail to expand our growing and manufacturing capability in time to meet market demand for our products and product candidates, and the FDA may refuse to accept our facilities or those of our contract manufactures as being suitable for the production of our products and product candidates. Any problems in our growing or manufacturing process could have a material adverse effect on our business, results of operations and financial condition.

In addition, before we can begin commercial manufacture of any product candidates for sale in the U.S., we must obtain FDA regulatory approval for the product, which requires a successful FDA inspection of our manufacturing facilities and those of our contract manufacturers, processes and quality systems in addition to other product-related approvals. We have successfully navigated this pre-approval inspection process as it relates to Epidiolex in the U.S. However, pharmaceutical manufacturing facilities are continuously subject to post-approval inspection by the FDA and foreign regulatory authorities. Due to the complexity of the processes used to manufacture our product candidates, we may be unable to initially or continue to pass federal, state or international regulatory inspections in a cost effective manner. If we are unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of any approved products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our business, results of operations and financial condition.

Further, the processes we use for cultivation of botanical raw material and the production of product candidates for use in clinical trials may be different from the processes we use to produce commercial product and/or may not be capable of producing sufficient quantities of product for commercial purposes. We may therefore need to undertake additional manufacturing process development and scale-up activities before we can commercialize a product. This may include the conduct of bioequivalence studies to demonstrate that product produced by the process used to manufacture on a commercial scale is the same as the material used in clinical trials. If we cannot demonstrate that our commercial scale product is the same as material used in our clinical trials, we may not be permitted to sell that product, which could have an impact on our business, results of operations and financial condition.

Product recalls or inventory losses caused by unforeseen events, cold chain interruption and testing difficulties may adversely affect our operating results and financial condition.

Epidiolex, Sativex and our product candidates are manufactured and distributed using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture of our products, subjects us to production risks. While product batches released for use in clinical trials or for commercialization undergo sample testing, some defects may only be identified following product release. Some of our products must be stored and transported at temperatures within a certain range, which is known as “strict cold chain” storage and transportation. The occurrence or suspected occurrence of production and distribution difficulties can lead to lost inventories, and in some cases product recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays, substantial expense, lost sales and delays of new product launches.

Epidiolex, Sativex and our product candidates contain controlled substances, the use of which may generate public controversy.

Since Epidiolex, Sativex and our other product candidates contain controlled substances, their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, Epidiolex, Sativex and our product candidates. These pressures could also limit or restrict the introduction and marketing of Epidiolex, Sativex and our product candidates. Adverse publicity from cannabis misuse or adverse side effects from cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable by Epidiolex, Sativex and our product candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

Business interruptions could delay us in the process of developing our product candidates and could disrupt our product sales.

Loss of our manufacturing facilities, our growing plants, stored inventory or laboratory facilities through fire, theft or other causes, or loss of our botanical raw material due to pathogenic infection or other causes, could have an adverse effect on our ability to meet demand for Epidiolex or Sativex or to continue product development activities and to conduct our business. Failure to supply our partners with commercial product may lead to adverse consequences, including the right of partners to take over responsibility for product supply. We currently have insurance coverage to compensate us for such business interruptions; however, such coverage may prove insufficient to fully compensate us for the damage to our business resulting from any significant property or casualty loss to our inventory or facilities.

We have significant and increasing liquidity needs and may require additional funding.

Our operations have consumed substantial amounts of cash since inception. For the year ended September 30, 2018, we reported a net operating cash outflow of $231.9 million and a net cash outflow from investing activities of $32.9 million.

Research and development, sales, general and administrative expenses and cash used for operations will continue to be significant and may increase substantially in the future in connection with new research and development initiatives, continued product commercialization efforts and the launch of Epidiolex. We may need to raise additional capital to fund our operations, continue to conduct clinical trials to support potential regulatory approval of marketing applications and to fund commercialization of our products.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the timing of FDA approval, if any, and approvals in international markets of our product candidates, if at all;
•	the timing and amount of revenue from sales of our products, or revenue from grants or other sources;
•	the rate of progress and cost of our clinical trials and other product development programs;
•	costs of establishing or outsourcing sales, marketing and distribution capabilities;
•	costs and timing of completion of expanded in-house manufacturing facilities as well as any outsourced growing and commercial manufacturing supply arrangements for our product candidates;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;
•	costs of operating as a U.S. public company;
•	the effect of competing technological and market developments;
•	personnel, facilities and equipment requirements; and
•	the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.

While we expect to fund our future capital requirements from a number of sources including cash flow from operations, the proceeds from further public offerings and the proceeds from the exercise of share options, we cannot assure you that any of these funding sources will be available to us on favorable terms, or at all. Further, even if we can raise funds from all of the above sources, the amounts raised may not be sufficient to meet our future capital requirements.

Operating results may vary significantly in future periods.

Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to:

•	commercial sales of Epidiolex and Sativex;
•	our achievement of product development objectives and milestones;
•	clinical trial enrollment and expenses;
•	research and development expenses; and
•	the timing and nature of contract manufacturing and contract research payments.

A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. Because of these factors, our financial results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our share price to decline.

If product liability lawsuits are successfully brought against us, we will incur substantial liabilities and may be required to limit the commercialization of Epidiolex, Sativex and our product candidates.

Although we have never had any product liability claims or lawsuits brought against us, we face potential product liability exposure related to the testing of our product candidates in human clinical trials, and we currently face exposure to claims in jurisdictions where we currently or potentially market and distribute our products. We may face exposure to claims by an even greater number of persons when we begin marketing and distributing our products commercially in the U.S. and elsewhere. Now, and in the future, an individual may bring a liability claim against us alleging that Epidiolex, Sativex or one of our product candidates caused an injury. While we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects. Although we have purchased insurance to cover product liability lawsuits, if we cannot successfully defend ourselves against product liability claims, or if such insurance coverage is inadequate, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for Epidiolex, Sativex and our product candidates if such product candidates are approved;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	substantial monetary awards to patients and others;
•	increased cost of liability insurance;
•	loss of revenue; and
•	the inability to successfully commercialize our products.

Counterfeit versions of our products could harm our business.

Counterfeiting activities and the presence of counterfeit products in a number of markets and over the Internet continue to be a challenge for maintaining a safe drug supply for the pharmaceutical industry. Counterfeit products are frequently unsafe or ineffective, and can be life-threatening. To distributors and users, counterfeit products may be visually indistinguishable from the authentic version. Reports of adverse reactions to counterfeit drugs along with increased levels of counterfeiting could be mistakenly attributed to the authentic product, affect patient confidence in the authentic product and harm the business of companies such as ours. If our products were to be the subject of counterfeits, we could incur reputational and financial harm.

We depend upon our key personnel and our ability to attract and retain employees.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Due to the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with applicable manufacturing standards, comply with other federal and state laws and regulations, report information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information, including information obtained in the course of clinical trials, or illegal appropriation of drug product, which could result in government investigations and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent these prohibited activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

If we are unable to use net operating loss carry-forwards and certain built-in losses to reduce future tax payments, or benefit from favorable tax legislation, our business, results of operations and financial condition may be adversely affected.

As a U.K. resident trading company, we are predominantly subject to U.K. corporate taxation. At September 30, 2018, we had cumulative carry-forward tax losses of $556.3 million, available to offset against future profits (subject to the restrictions on the use of such losses described below). The majority of these tax loss attributes have not been recognized on our balance sheet at September 30, 2018. It should be noted, however, that the use of carry-forward losses is restricted such that they are not available for offset against more than 50% of taxable profits in any accounting period (subject to a £5 million annual allowance). Additionally, as we carry out extensive research and development activities in the U.K., we benefit from the U.K. research and development tax credit regime. Up until the end of the financial year ended September 30, 2018, we have benefitted from the U.K. research and development tax credit regime for small and medium-sized companies, whereby our principal research subsidiary, GW Research Ltd, was able to surrender a portion of available losses that arise from research and development activity for a refundable credit of up to approximately 33.4% of the eligible research and development expenditure. However, due to the increase in the size of our employee workforce in the U.K. and our annual turnover we are now subject to the U.K. research and development tax credit regime for large companies. Starting with the financial year ending September 30, 2018, GW Research Ltd is able to claim a refundable research and development expenditure credit, but that credit is payable at a lower effective rate of approximately 9.7%. We may also benefit in the future from the U.K.’s “patent box” regime, which would allow certain profits attributable to revenue from patented products to be taxed at a lower rate of 10%. When taken in combination with our available carry-forward tax losses and the enhanced relief available on our research and development expenditure, we expect that this may result in a long-term low rate of corporation tax. If, however, we are unable to generate sufficient future taxable profits, or for any reason to utilize our carry-forward losses (as currently restricted), or there are unexpected adverse changes to the U.K. research and development tax credit regime or “patent box” regime, or we are unable to qualify for such advantageous tax legislation, our business, results of operations and financial condition may be adversely affected.

We are subject to the U.K. Bribery Act, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010, or Bribery Act, the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws that apply in countries where we do business. The Bribery Act, FCPA and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Additionally, under the Bribery Act there could be an offense if we failed to prevent a third party from committing bribery in the performance of services for us or on our behalf. We and our commercial partners operate in a number of jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.K. and the U.S., and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws.

However, there is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by the U.K., the U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Our proprietary information, or that of our customers, suppliers and business partners, may be lost or we may suffer security breaches.

In the ordinary course of our business, we collect and store sensitive data, including valuable and commercially sensitive intellectual property, clinical trial data, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers, clinical trial subjects and employees, and patients, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, damage our reputation and cause a loss of confidence in our products and our ability to conduct clinical trials, which could adversely affect our business and reputation and lead to delays in gaining regulatory approvals for Epidiolex. Although we maintain business interruption insurance coverage, our insurance might not cover all losses from any future breaches of our systems.

Failure of our information technology systems, including cybersecurity attacks or other data security incidents, could significantly disrupt the operation of our business.

Our business increasingly depends on the use of information technologies, which means that certain key areas such as research and development, production and sales are to a large extent dependent on our information systems or those of third-party providers. Our ability to execute our business plan and to comply with regulators’ requirements with respect to data control and data integrity depends, in part, on the continued and uninterrupted performance of our information technology systems, or IT systems and the IT systems supplied by third-party service providers. As information systems and the use of software and related applications by us, our business partners, suppliers and customers become more cloud-based, there has been an increase in global cybersecurity vulnerabilities and threats, including more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information. In addition, our IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we and our third-party service providers have taken to prevent unanticipated problems that could affect our IT systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions or deploy malicious software that attacks our systems. It is also possible that a cybersecurity attack might not be noticed for some period of time. In addition, sustained or repeated system failures or problems arising during the upgrade of any of our IT systems that interrupt our ability to generate and maintain data, and in particular to operate our proprietary technology platform, could adversely affect our ability to operate our business. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of our information technology systems, or negative publicity resulting in reputational damage with our shareholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we and our vendors collect and store sensitive data, including legally protected patient health information, credit card information, personally identifiable information about our employees and patients, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing cloud-based and on-site systems. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, or viruses, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to prevent, and if necessary to detect and respond to such security incidents, breaches of privacy, and security mandates. However, in the future, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA and General Data Protection Regulation, or GDPR, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process samples, provide test results, share and monitor safety data, bill payers or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and may damage our reputation, any of which could adversely affect our business, financial condition and results of operations.

In May 2016, the European Union formally adopted the GDPR, which applies to all European Union member states from May 25, 2018 and replaced the European Union Data Protection Directive. The regulation introduces stringent new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new European Union data protection rules. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical trials or other transactions from that we may gain access to personal data. These changes in the law will increase our costs of compliance and result in greater legal risks.

Legislative or regulatory reform of the health care system in the U.S. and foreign jurisdictions may affect our ability to profitably sell our products, if approved.

Our ability to commercialize our future products successfully, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payers. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payers for health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. For example, the 2010 Affordable Care Act, or the ACA, substantially changed the way healthcare is financed by both governmental and private insurers. Both Congress and the U.S. President have already taken some actions that are intended to limit significantly the ACA, and we expect efforts to further modify or repeal the ACA to continue. The success and potential effects of these efforts to repeal or modify the ACA are not clear.

We expect additional federal and state legislative proposals for health care reform, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity.

The continuing efforts of government and other third-party payers to contain or reduce the costs of health care through various means may limit our commercial opportunity. It will be time-consuming and expensive for us to go through the process of seeking coverage and reimbursement from Medicare, Medicaid and other governmental health programs and from private payers. Our products may not be considered cost-effective, and government and third-party private health insurance coverage and reimbursement may not be available to patients for any of our future products or sufficient to allow us to sell our products on a competitive and profitable basis. Our results of operations could be adversely affected by ACA, changes to the ACA, and by other health care reforms that may be enacted or adopted in the future. In addition, increasing emphasis on managed care in the U.S. will continue to put downward pressure on the pricing of pharmaceutical products. Cost-control initiatives could decrease the price that we or any potential collaborators could receive for any of our future products and could adversely affect our ability to generate revenue in the U.S. market and maintain profitability.

In some foreign countries, including major markets in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a pharmacoeconomic study that compares the cost effectiveness of our product candidates to other available therapies. Such pharmacoeconomic studies can be costly and the results uncertain. Our business could be harmed if reimbursement of our products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels.

We may acquire other companies which could divert our management’s attention, result in additional dilution to our shareholders and otherwise disrupt our operations and harm our operating results.

We may in the future seek to acquire businesses, products or technologies that we believe could complement or expand our product offerings, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, effectively manage the combined business following the acquisition or realize anticipated cost savings or synergies. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	incurrence of acquisition-related costs;
•	diversion of management’s attention from other business concerns;
•	unanticipated costs or liabilities associated with the acquisition;
•	harm to our existing business relationships with collaboration partners as a result of the acquisition;
•	harm to our brand and reputation;
•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and
•	use of substantial portions of our available cash to consummate the acquisition.

In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results arising from the impairment assessment process. Acquisitions may also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our business, results of operations and financial condition may be adversely affected.

The United Kingdom’s vote in favor of withdrawing from the European Union could lead to increased market volatility which could adversely impact the market price of our ADSs and make it more difficult for us to do business in Europe or have other adverse effects on our business.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). On March 29, 2017, the U.K. government delivered to the European Council notice of its intention to leave the European Union and, in the absence of an executed withdrawal agreement with the European Union, the effective date of the United Kingdom’s withdrawal from the European Union will, unless extended by the European Council in agreement with the United Kingdom, be March 29, 2019. There are many ways in which our business could be affected by this event, only some of which we can identify at this time. The negotiation of the withdrawal agreement has been, to date, a lengthy and contentious process, and we do not, as at the date of this Annual Report, have certainty as to the terms of the United Kingdom’s future relationship with the European Union. Indeed, the negotiations may, ultimately, be unsuccessful and the United Kingdom may not reach agreement with the European Union on the future terms of the United Kingdom’s relationship with the European Union. If no agreement is reached, there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as on the regulatory process in Europe. As a result of this uncertainty, financial markets could experience volatility which could adversely affect the market price of our ADSs. We may also face new regulatory costs and challenges that could have a material adverse effect on our operations. In this regard, the EMA has already issued a notice reminding marketing authorization holders of centrally authorized medicinal products for human and veterinary use of certain legal requirements that need to be considered as part of Brexit, such as the requirement for the marketing authorization holder of a product centrally approved by the European Commission to be established in the European Union, and the requirement for some activities relating to centrally approved products, such as batch release and pharmacovigilance, be performed in the European Union. As a result of the foregoing, and in the absence of any clear indication that the withdrawal agreement will contain a contrary requirement, we are already in the process of establishing a network of subsidiary undertakings in the major European markets and planning to establish pharmacovigilance and batch release operations in the European Union. Depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult. In addition, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue it could cause volatility in our financial results.

Risks Related to Development and Regulatory Approval of Epidiolex, Sativex and Our Product Candidates

Clinical trials for our product candidates are expensive, time-consuming, uncertain and susceptible to change, delay or termination. The results of clinical trials are open to differing interpretations

Clinical trials are expensive, time consuming and difficult to design and implement. Regulatory agencies may analyze or interpret the results differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of our product candidates are expected to continue for several years and may take significantly longer to complete. In addition, we, the FDA or other regulatory authorities, including state and local authorities, or an Institutional Review Board, or IRB, with respect to a trial at its institution, may suspend, delay or terminate our clinical trials at any time, require us to conduct additional clinical trials, require a particular clinical trial to continue for a longer duration than originally planned, require a change to our development plans such that we conduct clinical trials for a product candidate in a different order, e.g., in a step-wise fashion rather than running two trials of the same product candidate in parallel, or the DEA could suspend or terminate the registrations and quota allotments we require in order to procure and handle controlled substances, for various reasons, including:

•	lack of effectiveness of any product candidate during clinical trials;
•

discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues, such as drug interactions, including those which cause confounding changes to the levels of other concomitant medications;

•	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

•

difficulty in retaining subjects who have initiated a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

•	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;
•	inadequacy of or changes in our manufacturing process or product formulation;
•

delays in obtaining regulatory authorization to commence a trial, including “clinical holds” or delays requiring suspension or termination of a trial by a regulatory agency, such as the FDA, before or after a trial is commenced;

•

DEA-related recordkeeping, reporting or security violations at a clinical site, leading the DEA or state authorities to suspend or revoke the site’s controlled substance license and causing a delay or termination of planned or ongoing trials;

•	changes in applicable regulatory policies and regulation, including changes to requirements imposed on the extent, nature or timing of studies;
•	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;
•	uncertainty regarding proper dosing;
•	delay or failure to supply product for use in clinical trials which conforms to regulatory specification;
•	unfavorable results from ongoing pre-clinical studies and clinical trials;
•	failure of our contract research organizations, or CROs, or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;
•

failure by us, our employees, our CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security and recordkeeping for controlled substances;

•	scheduling conflicts with participating clinicians and clinical institutions;
•	failure to design appropriate clinical trial protocols;
•	regulatory concerns with cannabinoid products generally and the potential for abuse;
•	insufficient data to support regulatory approval;
•	inability or unwillingness of medical investigators to follow our clinical protocols; or
•	difficulty in maintaining contact with patients during or after treatment, which may result in incomplete data.

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

We are subject to extensive regulation by U.S. federal and state and foreign governments in each of the markets where we currently sell or plan to sell Epidiolex and Sativex, as applicable, or in markets where we have product candidates progressing through the approval process.

We must also adhere to all regulatory requirements including FDA’s GLP, GCP, and cGMP requirements, pharmacovigilance requirements, advertising and promotion restrictions, reporting and recordkeeping requirements, and their European equivalents. If we or our suppliers fail to comply with applicable regulations, including FDA pre-or post-approval cGMP requirements, then the FDA or other foreign regulatory authorities could sanction us. Even if a drug is FDA-approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing trials. Epidiolex, and any of our product candidates that may be approved in the U.S. in the future, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, import, export, advertising, promotion, sampling, recordkeeping and submission of safety and other post-market information, including both federal and state requirements in the U.S. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to GMP. As such, we and our contract manufacturers (in the event contract manufacturers are appointed in the future) are subject to continual review and periodic inspections to assess compliance with GMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of the product, it may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

•	issue warning letters;
•	impose civil or criminal penalties;
•	suspend regulatory approval;
•	suspend any of our ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including by requiring us to enter into a Corporate Integrity Agreement or closing our contract manufacturers’ facilities, if any; or
•	seize or detain products or require a product recall.

In addition, our products are regulated by the DEA, under the Controlled Substances Act. DEA scheduling is a separate process that can delay when a drug may become available to patients beyond an NDA approval date, and the timing and outcome of such DEA process is uncertain. See also “Risks Related to Controlled Substances”.

In addition, any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from Epidiolex, Sativex and our product candidates. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our business and our operating results may be adversely affected.

Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. We expend significant resources on compliance efforts and such expenses are unpredictable and might adversely affect our results. Changing laws, regulations and standards might also create uncertainty, higher expenses and increase insurance costs. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment might result in increased management and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We are subject to federal, state and foreign healthcare laws and regulations and implementation of or changes to such healthcare laws and regulations could adversely affect our business and results of operations.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell Epidiolex or Sativex, as applicable, and any other potential products. If we are found to be in violation of any of these laws or any other federal or state regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, exclusion from federal health care programs and the restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Since many of these laws have not been fully interpreted by the courts, there is an increased risk that we may be found in violation of one or more of their provisions. Any action against us for violation of these laws, even if we ultimately are successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business.

In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with Epidiolex, and any other products we may market, which could negatively impact our profitability.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product, including Epidiolex. There have been judicial challenges to certain aspects of the ACA and numerous legislative attempts to repeal and/or replace the ACA in whole or in part, and we expect there will be additional challenges and amendments to the ACA in the future. At this time, the full effect that the ACA will have on our business in the future remains unclear. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize Epidiolex or any other products for which we may receive regulatory approval.

Information obtained from expanded access studies may not reliably predict the efficacy of our product candidates in company-sponsored clinical trials and may lead to adverse events that could limit approval.

The expanded access studies we are currently supporting are uncontrolled, carried out by individual investigators and not typically conducted in strict compliance with GCPs, all of which can lead to a treatment effect which may differ from that in placebo-controlled trials. These studies provide only anecdotal evidence of efficacy for regulatory review. These studies contain no control or comparator group for reference and these patient data are not designed to be aggregated or reported as study results. Moreover, data from such small numbers of patients may be highly variable. Information obtained from these studies, including the statistical principles that we and the independent investigators have chosen to apply to the data, may not reliably predict data collected via systematic evaluation of the efficacy in company-sponsored clinical trials or evaluated via other statistical principles that may be applied in those trials. Reliance on such information to design our clinical trials may lead to Phase 2 and 3 trials that are not adequately designed to demonstrate efficacy and could delay or prevent our ability to seek approval of our product candidates.

Expanded access programs provide supportive safety information for regulatory review. Physicians conducting these studies may use our product candidates in a manner inconsistent with the protocol, including in children with conditions beyond those being studied in trials which we sponsor. Any adverse events or reactions experienced by subjects in the expanded access program may be attributed to our product candidates and may limit our ability to obtain regulatory approval with labeling that we consider desirable, or at all.

There is a high rate of failure for drug candidates proceeding through clinical trials.

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. For example, as the endpoint preferred by EMA was not achieved in our first Phase 3 trial of Epidiolex for Dravet syndrome, our Marketing Authorization Application, or MAA for Dravet syndrome may not be accepted even though our NDA has been approved by the FDA. In the event that we obtain negative results from clinical trials for product candidates or other problems related to potential chemistry, manufacturing and control issues or other hurdles occur and our product candidates are not approved, we may not be able to generate sufficient revenue or obtain financing to continue our operations, our ability to execute on our current business plan may be materially impaired, our reputation in the industry and in the investment community might be significantly damaged and the price of our ADSs could decrease significantly. In addition, our inability to properly design, commence and complete clinical trials may negatively impact the timing and results of our clinical trials and ability to seek approvals for our drug candidates.

If we are found in violation of federal or state “fraud and abuse” laws, we may be required to pay a penalty and/or be suspended from participation in federal or state health care programs, which may adversely affect our business, financial condition and results of operations.

In the U.S., we are subject to various federal and state health care “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in federal and state health care programs, which could affect us particularly upon successful commercialization of our products in the U.S. The Medicare and Medicaid Patient Protection Act of 1987, or federal Anti-Kickback Statute, makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a federal health care program, such as Medicare or Medicaid. Under federal law, some arrangements, known as safe harbors, are deemed not to violate the federal Anti-Kickback Statute. Although we seek to structure our business arrangements in compliance with all applicable requirements, it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute and Federal False Claims Act. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and/or exclusion or suspension from federal and state health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the government under the federal False Claims Act as well as under the false claims laws of several states.

Many states have adopted laws similar to the federal anti-kickback statute, some of which apply to the referral of patients for health care services reimbursed by any source, not just governmental payers. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

Neither the government nor the courts have provided definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our practices may be challenged under these laws. While we believe we have structured our business arrangements to comply with these laws, it is possible that the government could allege violations of, or convict us of violating, these laws. If we are found in violation of one of these laws, we could be required to pay a penalty and could be suspended or excluded from participation in federal or state health care programs, and our business, results of operations and financial condition may be adversely affected.

Our ability to research, develop and commercialize Epidiolex, Sativex and our product candidates is dependent on our ability to maintain licenses relating to the cultivation, possession and supply of controlled substances.

Our research and manufacturing facilities are located exclusively in the United Kingdom. In the United Kingdom, licenses to cultivate, possess and supply cannabis for medical research are granted by the Home Office on an annual basis. Although the Home Office has renewed our licenses each year since 1998, it may not do so in the future, in which case we may not be in a position to carry on our research and development program in the United Kingdom. In addition, we are required to maintain our existing commercial licenses to cultivate, produce and supply cannabis. However, if the Home Office were not prepared to renew such licenses, we would be unable to manufacture and distribute our products on a commercial basis in the United Kingdom or beyond. In order to carry out research in countries other than the United Kingdom, similar licenses to those outlined above are required to be issued by the relevant authority in each country. In addition, we will be required to obtain licenses to export from the United Kingdom and to import into the recipient country. To date, we have obtained necessary import and export licenses to over 30 countries. Although we have an established track record of successfully obtaining such licenses as required, this may change in the future.

In the U.S., the DEA regulates the cultivation, possession and supply of cannabis for medical research and commercial development, including the requirement of annual registrations to manufacture or distribute pharmaceutical products derived from cannabis extracts. See also “Risks Related to Controlled Substances”.

Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of our product candidates, limit the scope of any approved label or market acceptance, or cause the recall or loss of marketing approval of products that are already marketed.

If Epidiolex, Sativex or any of our product candidates prior to or after any approval for commercial sale, cause serious or unexpected side effects, or are associated with other safety risks such as misuse, abuse or diversion, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may interrupt, delay or halt clinical trials;
•	regulatory authorities may deny regulatory approval of our product candidates;
•

regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use, and/or impose restrictions on distribution in the form of a REMS in connection with approval or post-approval;

•	regulatory authorities may withdraw their approval, require more onerous labeling statements, impose a more restrictive REMS, or require us to recall any product that is approved;
•	we may be required to change the way the product is administered or conduct additional clinical trials;

•	our relationships with our collaboration partners may suffer;
•	we could be sued and held liable for harm caused to patients; or
•	our reputation may suffer. The reputational risk is heightened with respect to those of our product candidates that are being developed for pediatric indications.

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants or if preliminary data demonstrate that our product candidates are unlikely to receive regulatory approval or unlikely to be successfully commercialized. Following receipt of approval for commercial sale of a product we may voluntarily withdraw or recall that product from the market if at any time we believe that its use, or a person’s exposure to it, may cause adverse health consequences or death. To date we have not withdrawn, recalled or taken any other action, voluntary or mandatory, to remove an approved product from the market. To date, we have only voluntarily suspended clinical trials when recruitment of the target patients has proven to be too difficult or, temporarily, to properly investigate suspected adverse events. In addition, regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Although we have never been asked by a regulatory agency, IRB or data safety monitoring board to temporarily or permanently discontinue a clinical trial, if we elect or are forced to suspend or terminate a clinical trial of any of our product candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events may result in labeling statements such as warnings or contraindications. In addition, such events or labeling could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates and impair our ability to generate revenue from the commercialization of these products either by us or by our collaboration partners.

The development of a REMS for Epidiolex or our product candidates could cause delays in the approval process and would add additional layers of regulatory requirements that could impact our ability to commercialize our product candidates in the U.S. and reduce their market potential.

Although the FDA approved our NDA for Epidiolex without requiring a REMS as a condition of approval of the NDA, the FDA may, post-approval, require a REMS for Epidiolex if it becomes aware of new safety information that makes a REMS necessary to ensure that the benefits of the drug outweigh the potential risks. REMS elements can include medication guides, communication plans for health care professionals, and ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. We may be required to adopt a REMS for our product candidates to ensure that the benefits outweigh the risks of abuse, misuse, diversion and other potential safety concerns. There can be no assurance that the FDA will approve a manageable REMS for our product candidates, which could create material and significant limits on our ability to successfully commercialize our product candidates in the U.S. Delays in the REMS approval process could result in delays in the NDA approval process. In addition, as part of the REMS, the FDA could require significant restrictions, such as restrictions on the prescription, distribution and patient use of the product, which could significantly impact our ability to effectively commercialize our product candidates, and dramatically reduce their market potential thereby adversely impacting our business, financial condition and results of operations. Even if initial REMS are not highly restrictive, if, after launch, our product candidates were to be subject to significant abuse/non-medical use or diversion from licit channels, this could lead to negative regulatory consequences, including a more restrictive REMS.

Risks Related to Our Reliance Upon Third Parties

Our existing collaboration arrangements and any that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize Epidiolex, Sativex and our product candidates.

We are a party to, and may seek additional, collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of Epidiolex, Sativex and our product candidates. We may, with respect to our product candidates, enter into new arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for each product candidate, both in the U.S. and internationally. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators and the terms of any collaboration or other arrangements that we may establish may not be favorable to us.

Any existing or future collaboration that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding development, intellectual property, regulatory or commercialization matters can lead to delays in the development process or commercialization of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Any such termination or expiration could harm our business reputation and may adversely affect us financially.

We depend on a limited number of suppliers for materials and components required to manufacture Epidiolex, Sativex and our product candidates. The loss of these suppliers, or their failure to supply us on a timely basis, could cause delays in our current and future capacity and adversely affect our business.

We depend on a limited number of suppliers for the materials and components required to manufacture Epidiolex, Sativex and our product candidates. As a result, we may not be able to obtain sufficient quantities of critical materials and components in the future. A delay or interruption by our suppliers may also harm our business, results of operations and financial condition. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify for and, in some cases, obtain regulatory approval for a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Our dependence on single-source suppliers exposes us to numerous risks, including the following: our suppliers may cease or reduce production or deliveries, raise prices or renegotiate terms; our suppliers may become insolvent or cease trading; we may be unable to locate a suitable replacement supplier on acceptable terms or on a timely basis, or at all; and delays caused by supply issues may harm our reputation, frustrate our customers and cause them to turn to our competitors for future needs.

A significant portion of our cash and cash equivalents are held at a small number of banks.

A significant portion of our cash and cash equivalents is presently held at a small number of banks. Although our board has adopted a treasury policy requiring us to limit the amount of cash held by each banking group taking into account their credit ratings, we are subject to credit risk if any of these banks are unable to repay the balance in the applicable account or deliver our securities or if any bank should become bankrupt or otherwise insolvent. Any of the above events could have a material and adverse effect on our business, results of operations and financial condition.

Risks Related to Our Intellectual Property

We may not be able to adequately protect Epidiolex, Sativex, our product candidates or our proprietary technology in the marketplace.

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We rely upon a combination of patents, plant variety rights, trade secret protection (i.e., know-how), and confidentiality agreements to protect the intellectual property of Epidiolex, Sativex and our product candidates. The strengths of patents in the pharmaceutical field involve complex legal and scientific questions, and can be uncertain. Where appropriate, we seek patent protection for certain aspects of our products and technology. However, patent protection for naturally occurring compounds is exceedingly difficult to obtain, defend and enforce. Filing, prosecuting and defending patents throughout the world would be prohibitively expensive, so our policy is to look to patent technologies with commercial potential in jurisdictions with significant commercial opportunities. However, patent protection may not be available for some of the products or technology we are developing. If we must spend significant time and money protecting, defending or enforcing our patents, designing around patents held by others or licensing, potentially for large fees, patents or other proprietary rights held by others, our business, results of operations and financial condition may be harmed. We may not develop additional proprietary products that are patentable.

The patent positions of pharmaceutical products are complex and uncertain. The scope and extent of patent protection for Epidiolex, Sativex and our product candidates are particularly uncertain. To date, our principal product candidates, including Epidiolex and Sativex, have been based on specific formulations of certain previously known cannabinoids found in nature in the cannabis sativa plant. While we have sought patent protection, where appropriate, directed to, among other things, composition-of-matter for our specific formulations, their methods of use, and methods of manufacture, we do not have and will not be able to obtain composition of matter protection on these previously known cannabinoids per se. We anticipate that the products we develop in the future will continue to include or be based on the same or other naturally occurring compounds, as well as synthetic compounds we may discover. Although we have sought and expect to continue to seek patent protection for our product candidates, their methods of use, and methods of manufacture, any or all of them may not be subject to effective patent protection. For example, we are unable to obtain composition of matter patent protection for CBD, the active ingredient in Epidiolex, as it is a naturally occurring compound. To date, we have obtained from the USPTO ten patents and received notices of allowance in three applications that claim methods of using the active ingredient. We expect to be able to list several of these patents in the Orange Book as covering the indications and usage included in the approved label. We continue to prosecute a number of pending patent applications. If any of our products is approved and marketed for an indication for which we do not have an issued patent, our ability to use our patents to prevent a competitor from commercializing a non-branded version of our commercial products for that non-patented indication could be significantly impaired or even eliminated.

Publication of information related to Epidiolex, Sativex and our product candidates by us or others may prevent us from obtaining or enforcing patents relating to these products and product candidates. Furthermore, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, any of our issued patents may be opposed and/or declared invalid or unenforceable. Two of our recently issued European patents, including our European patent claiming the use of CBD in the treatment of partial seizures, have received a notice of opposition, which may result in claims in these patents being narrowed or cancelled such that the scope of the opposed patent may not be as broad, or the opposed patent may be revoked in its entirety. In one of the opposition proceedings, the opponent failed to show the patent invalid. The other opposition proceeding relating to CBD in the treatment of partial seizures resulted in an initial decision that is under appeal. One of our U.S. patents is involved in an Inter Partes Review proceeding before the USPTO that could result in the revocation of the claims of that patent. If we fail to adequately protect our intellectual property, we may face competition from companies who attempt to create a generic product to compete with Epidiolex or Sativex. We may also face competition from companies who develop a substantially similar product to Epidiolex, Sativex or one of our other product candidates that is not covered by any of our patents.

Many companies have encountered significant problems in protecting, defending and enforcing intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property rights, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

If third parties claim that intellectual property used by us infringes upon their intellectual property, our operating profits could be adversely affected.

There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the pharmaceutical industry. We may, from time to time, be notified of claims that we are infringing upon patents, trademarks, copyrights or other intellectual property rights owned by third parties, and we cannot provide assurances that other companies will not, in the future, pursue such infringement claims against us, our commercial partners or any third-party proprietary technologies we have licensed. If we were found to infringe upon a patent or other intellectual property right, or if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including damages of up to three times the damages found or assessed, if the infringement is found to be willful, suspend the manufacture of certain products or reengineer or rebrand our products, if feasible, or we may be unable to enter certain new product markets. Any such claims could also be expensive and time consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. In addition, if we have declined or failed to enter into a valid non-disclosure or assignment agreement for any reason, we may not own the invention or our intellectual property, and our products may not be adequately protected. Thus, we cannot guarantee that Epidiolex, Sativex or our other product candidates, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

Risks Related to Controlled Substances

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell Epidiolex, Sativex and our product candidates.

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining regulatory approval for Epidiolex, Sativex and our other products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit Epidiolex, Sativex or our other products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market Epidiolex, Sativex and our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

Epidiolex is and the product candidates we are developing will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Epidiolex, Sativex and our product candidates we are developing contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II,

III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While cannabis is a Schedule I controlled substance, products approved for medical use in the U.S. that contain cannabis or cannabis extracts should be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If and when any of our product candidates receive FDA approval, the DEA will make a scheduling determination. Having now been rescheduled into Schedule V, the manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use of Epidiolex will still be subject to specific and potentially significant levels of regulation by the DEA. If any foreign regulatory authority determines that Epidiolex may have potential for abuse, or if FDA or DEA makes a similar determination for Sativex, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of that product.

DEA registration and inspection of facilities. Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of Sativex and/or Epidiolex or other products. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

State-controlled substances laws. Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule Epidiolex or our product candidates as well. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

Clinical trials. Because our products are controlled substances in the U.S., to conduct clinical trials in the U.S., each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense our products and to obtain product from our importer. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain an importer registration and an import permit for each import. We do not currently conduct any manufacturing or repackaging/relabeling of Sativex or its active ingredients (i.e., the cannabis extract) in the U.S.

Importation. If one of our product candidates is approved and classified as a Schedule II or III substance, an importer can import for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect product availability and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration.

If one of our product candidates is approved and classified as a Schedule II controlled substance, federal law may impose additional restrictions on importation for commercial purposes.

Manufacture in the U.S. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the U.S., our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of Epidiolex and Sativex, cannabis and the BDSs comprising the active ingredient in the final dosage form are currently Schedule I controlled substances and would be subject to such quotas as these substances could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredients in our products may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

Distribution in the U.S. If any of our product candidates is scheduled as Schedule II or III, we would also need to identify wholesale distributors with the appropriate DEA and state registrations and authority to distribute the product to pharmacies and other health care providers. We would need to identify distributors to distribute the product to pharmacies; these distributors would need to obtain Schedule II or III distribution registrations. The failure to obtain, or delay in obtaining, or the loss any of those registrations could result in increased costs to us. If any of our product candidates is a Schedule II drug, pharmacies would have to maintain enhanced security with alarms and monitoring systems and they must adhere to recordkeeping and inventory requirements. This may discourage some pharmacies from carrying either or both of these products. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program may make physicians less willing to prescribe, and pharmacies to dispense, Schedule II products.

The legalization and use of medical and recreational marijuana in the U.S. and elsewhere may impact our business.

There is a substantial amount of change occurring in the U.S. regarding the use of medical and recreational marijuana products. While marijuana products not approved by FDA are Schedule I substances as defined under federal law, and their possession and use is not permitted according to federal law, at least 30 jurisdictions and the District of Columbia have enacted state laws to enable possession and use of marijuana for medical purposes, and at least ten jurisdictions for recreational purposes. A proposal in the U.S. Farm Bill, currently pending before the Senate, could deschedule extracts and other material derived from certain hemp plants with extremely low THC content, although as proposed, the marketing of such products for medical purposes would still be subject to regulatory pre-marketing approval requirements and other FDA rules. Although our business is quite distinct from that of online and dispensary marijuana companies, future legislation authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved marijuana products could affect our business.

Risks Related to Ownership of Our ADSs

The market price of our ADSs may be volatile.

Many factors may have a material adverse effect on the market price of the ADSs, including, but not limited to:

•	the loss of any of our key scientific or management personnel;

•	announcements of the failure to obtain regulatory approvals or receipt of a complete response letter from the FDA;

•	announcements of restricted label indications or patient populations, or changes or delays in regulatory review processes;

•	announcements of therapeutic innovations or new products by us or our competitors;

•

adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities, including actions with respect to any regulatory exclusivities for our drugs and our drug candidates;

•	changes or developments in laws or regulations applicable to Epidiolex, Sativex and our other product candidates;

•	any adverse changes to our relationship with licensors, manufacturers or suppliers;

•	the failure of our testing and clinical trials;

•	the failure to retain our existing, or obtain new, collaboration partners;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	the achievement of expected product sales and profitability;

•	the failure to obtain reimbursements for our products or price reductions;

•	manufacture, supply or distribution shortages;

•	actual or anticipated fluctuations in our operating results;

•	our cash position;

•	changes in financial estimates or recommendations by securities analysts;

•	potential acquisitions;

•	the trading volume of ADSs on the Nasdaq Global Market;

•	sales of our ADSs or ordinary shares by us, our executive officers and directors or our shareholders in the future;

•	the impact on the financial markets or otherwise of the expected withdrawal of the United Kingdom from the European Union;

•	general economic and market conditions and overall fluctuations in the U.S. equity markets; and

•	changes in accounting principles.

In addition, the stock market in general, and Nasdaq in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. The market for equity securities in pharmaceutical companies, in particular, has at various times experienced extreme volatility. Broad market and industry factors may negatively affect the market price of our ADSs, regardless of our actual operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation often has been instituted against that company.

Our largest shareholder owns a significant percentage of our share capital and voting rights of the Company.

As of September 30, 2018, Capital Research and Management Company (Global Investors) held approximately 11.9% of our issued share capital, accounting for approximately 11.9% of the voting rights of the Company. To the extent Capital Research and Management Company (Global Investors) continues to hold a large percentage of our share capital and voting rights, it will remain in a position to exert greater influence in the appointment of our directors and officers and in other corporate actions that require shareholders’ approval.

Substantial future sales of our ADSs in the public market, or the perception that these sales could occur, could cause the price of the ADSs to decline.

Sales of our ADSs in the public market, or the perception that these sales could occur, could cause the market price of the ADSs to decline. The ordinary shares held by our directors, including our officers, are available for sale in the form of ADSs and are not subject to contractual and legal restrictions on resale. If any of our large shareholders or members of our management team seek to sell substantial amounts of our ADSs, particularly if these sales are in a rapid or disorderly manner, or other investors perceive that these sales could occur, the market price of our ADSs could decrease significantly.

Unlike in prior years, as of October 1, 2018, we are required to comply with the domestic reporting regime under the Exchange Act and will incur significant legal, accounting and other expenses, and our management will be required to devote substantial additional time to new compliance initiatives and corporate governance matters.

We determined that, as of March 31, 2018, we no longer qualified as a “foreign private issuer” under the rules and regulations of the SEC. While we were a foreign private issuer, we were exempt from compliance with certain laws and regulations of the SEC, including the proxy rules, the short-swing profits recapture rules and certain governance requirements, such as independent director oversight of the nomination of directors and executive compensation. In addition, we were not required to file annual, quarterly and current reports and financial statements with the SEC as frequently or as promptly as U.S. companies registered under the Exchange Act. As a result of this determination, beginning on October 1, 2018, we were no longer entitled to “foreign private issuer” exemptions and we plan to report as a domestic U.S. filer, including filing quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements under Section 14 of the Exchange Act. In addition, commencing on October 1, 2018, we prepare our financial statements in U.S. dollars in accordance with generally accepted accounting principles in the United States rather than International Financial Reporting Standards. In addition, beginning October 1, 2018, our “insiders” are subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act and will be no longer exempt from the requirements of Regulation FD promulgated by the SEC under the Exchange Act. Moreover, beginning October 1, 2018, we were no longer permitted to follow our home country rules in lieu of the corporate governance obligations imposed by Nasdaq, and will be required to comply with the governance practices required of U.S. domestic issuers.

The regulatory and compliance costs associated with the reporting and governance requirements applicable to U.S. domestic issuers may be significantly higher than the costs we previously incurred as a foreign private issuer. As a result, we expect that the loss of foreign private issuer status will increase our legal and financial compliance costs and will make some activities highly time consuming and costly. In addition, we need to develop our reporting and compliance infrastructure and may face challenges in complying with the new requirements applicable to us.

U.S. investors may have difficulty enforcing civil liabilities against our Company, our directors or members of senior management and the experts named in this Annual Report.

We are incorporated under the laws of England and Wales, and our subsidiaries are incorporated in various jurisdictions, including foreign jurisdictions. A number of the officers and directors of the Company and each of our subsidiaries and some of the experts named in this Annual Report are non-residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. Mayer Brown International LLP, our English solicitors, advised us that there is doubt as to whether English courts would enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon these civil liability provisions. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in the United Kingdom. An award for monetary damages under the U.S. securities laws would be considered punitive if it does not seek to compensate the claimant for loss or damage suffered and is intended to punish the defendant. The enforceability of any judgment in the United Kingdom will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and the United Kingdom do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.

We are incorporated under English law. The rights of holders of ordinary shares, and therefore certain of the rights of shareholders, are governed by English law, including the provisions of the Companies Act 2006, and by our Amended and Restated Articles of Association (“Articles of Association”). These rights differ in certain respects from the rights of shareholders in typical U.S. corporations. Certain differences between the provisions of the Companies Act 2006 applicable to us and the Delaware General Corporation Law, or DGCL, relating to shareholders’ rights and protections include, but are not limited to, the following.

•

Under English law and our Articles of Association, each shareholder present at a meeting has only one vote unless demand is made for a vote on a poll, in which case each holder gets one vote per share owned. Under U.S. law, each shareholder typically is entitled to one vote per share at all meetings. However, the voting rights of our shares are also governed by the provisions of a deposit agreement with our depositary bank.

•

Under English law, subject to certain exceptions and disapplications, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise.

•

In the U.K., takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares or ADSs. If acceptances are not received for 90% or more of the ordinary shares or ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares or ADSs will likely be a condition in any takeover offer to acquire us, not 50% as is more common for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares voting for approval.

•

Under English law, certain matters require the approval by special resolution. To be passed, a special resolution requires (on a show of hands) a majority of not less than 75% of the votes cast by those entitled to vote or (on a poll) a majority of not less than 75% of the total voting rights of the members who (being entitled to do so) vote in person or by proxy on the resolution. The matters requiring approval by special resolution include amendments to the Articles of Association. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions.

•

Under English law and our Articles of Association, shareholders and other persons whom we know or have reasonable cause to believe are, or have been, interested in our shares may be required to disclose information regarding their interests in our shares upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on certain transfers of the shares, withholding of dividends and loss of voting rights. Comparable provisions generally do not exist under U.S. law.

•

Under our Articles of Association, the quorum requirement for a shareholders’ meeting is a minimum of two shareholders entitled to vote at the meeting and present in person or by proxy or, in the case of a shareholder which is a corporation, represented by a duly authorized officer. Under U.S. law, a majority of the shares eligible to vote must generally be present (in person or by proxy) at a shareholders’ meeting in order to constitute a quorum. The minimum number of shares required for a quorum can be reduced pursuant to a provision in a company’s certificate of incorporation or bylaws, but typically not below one-third of the shares entitled to vote at the meeting.

We may be classified as a passive foreign investment company, or PFIC, in any taxable year and U.S. holders of our ordinary shares could be subject to adverse U.S. federal income tax consequences.

The rules governing PFICs can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, we do not believe that we were classified as a PFIC for U.S. federal income tax purposes for the taxable year ending September 30, 2018.

If we are a PFIC, U.S. holders of our ordinary shares would be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. holder of our ordinary shares may be able to mitigate some of the adverse U.S. federal income tax consequences described above with respect to owning the ordinary shares if we are classified as a PFIC, provided that such U.S. investor is eligible to make, and validly makes, a “mark-to-market” election. In certain circumstances a U.S. Holder can make a “qualified electing fund” election to mitigate some of the adverse tax consequences described with respect to an ownership interest in a PFIC by including in income its share of the PFIC’s income on a current basis. However, we do not currently intend to prepare or provide the information that would enable a U.S. Holder to make a qualified electing fund election.

Investors should consult their own tax advisors regarding all aspects of the application of the PFIC rules to our ordinary shares.

Item 1B.  Unresolved Staff Comments

There are no written comments from the staff of the SEC which remain unresolved before the end of the fiscal year to which the annual report relates.

Item 2.  Properties

Our operations are conducted in leased facilities located in the United Kingdom and the United States. In addition to our leased administrative, research and manufacturing facilities, we also have dedicated growing facilities operated by contract partners. The following table provides a summary of our significant properties as of September 30, 2018:

Type	Location	Size (sq. ft.)	Lease / Contract Expiration
Administrative office	London, United Kingdom	2,680	2020
Administrative office	Cambridge, United Kingdom	12,120	2021
Administrative office	Andover, United Kingdom	3,113	2020
Administrative office	Carlsbad, United States	49,672	2019-2025
Administrative office	Southern United Kingdom	17,222	2025
Research and manufacturing	Southern United Kingdom	110,325	2019-2036
Growing facility	Eastern United Kingdom	1,960,000	August 2021
Growing facility	Northern United Kingdom	914,760	December 2018
Growing facility	Southern United Kingdom	163,350	November 2020

We believe that our office, research and manufacturing facilities are sufficient to meet our current needs. We are not aware of any environmental issues that may affect our utilization of our property.

Item 3.  Legal Proceedings

As of September 30, 2018, we were not a party to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our ordinary shares, par value £0.001 per share, are not publicly traded. Our American Depositary Shares (“ADSs”) each represent twelve ordinary shares of GW Pharmaceuticals plc. An ADS may be evidenced by an American Depositary Receipt (“ADR”) issued by Citibank., N.A. as depositary, and is listed on the Nasdaq Global Market under the symbol “GWPH” since May 1, 2013.

Prior to that date, there was no public trading market for our ADSs or our ordinary shares.

Holders of Ordinary Shares and ADSs

As of September 30, 2018, there were approximately 1,041 holders of record of our ordinary shares and 315 holders of record of our ADSs. The closing sale price per ADS on the Nasdaq Global Market on November 27, 2018 was $121.72.

Dividends

Since our inception, we have not declared or paid any dividends on our ordinary shares. We intend to retain any earnings for use in our business and do not currently intend to pay dividends on our ordinary shares.

The payment of dividends by us is governed by English law. The declaration and payment of any future dividends will be at the discretion of our board of directors and will depend upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by our indebtedness, any future debt agreements or applicable laws and other factors that our board of directors may deem relevant.

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Performance Graph

The following graph shows the cumulative total shareholder return of an investment of $100 in cash at market close on May 1, 2013 (the first day of trading of our ADSs) through September 28, 2018 for (1) our ADSs, (2) the Nasdaq Composite Index (U.S.) and (3) the Nasdaq Biotechnology Index.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the U.S. Securities Act of 1933, as amended (Securities Act) or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended September 30, 2018.

Item 6.  Selected Financial Data

The following table sets forth our historical consolidated financial data. The selected consolidated financial data as of September 30, 2018 and 2017 and for the years ended September 30, 2018, 2017 and 2016, presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended September 30,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$10,469	$7,957	$7,317	$6,537	$7,295
Other revenue	2,268	672	5,413	42,392	48,426
Total revenues	12,737	8,629	12,730	48,929	55,721
Operating expenses:
Cost of product sales	5,986	4,521	3,820	4,022	3,429
Research and development	153,736	112,249	104,375	95,653	61,380
Selling, general and administrative	141,818	58,020	33,188	21,659	12,120
Total operating expenses	301,540	174,790	141,383	121,334	76,929
Loss from operations	(288,803)	(166,161)	(128,653)	(72,405)	(21,208)
Interest income, net	2,396	1,112	367	260	115
Foreign exchange (loss) gain	(4,963)	(6,442)	35,897	9,528	5,307
Loss before income taxes	(291,370)	(171,491)	(92,389)	(62,617)	(15,786)
Income tax expense (benefit)	3,797	(1,032)	(693)	(3)	—
Net loss	$(295,167)	$(170,459)	$(91,696)	$(62,620)	$(15,786)
Net loss per common share, basic and diluted	$(0.88)	$(0.56)	$(0.34)	$(0.25)	$(0.08)
Weighted average common shares outstanding, basic and diluted	333,936	305,826	272,165	246,411	210,377

	At September 30,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$354,913	$322,154	$483,445	$355,291	$266,788
Working capital	332,042	319,673	480,742	349,560	255,080
Total assets	490,535	442,922	583,315	443,177	316,389
Total liabilities	75,376	62,099	57,642	56,288	49,389
Total stockholders’ equity	415,159	380,823	525,673	386,887	267,000

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with “Selected Financial Data” and the historical consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Information Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

GW Pharmaceuticals plc was founded in 1998 and is a public limited company incorporated under the laws of England and Wales. Our ordinary shares were admitted to trading on the Alternative Investment Market, or AIM, a market operated by London Stock Exchange plc, under the symbol GWP on June 28, 2001. On May 1, 2013, we completed our initial public offering of ADSs, on the Nasdaq Global Market. Our ADSs are traded under the symbol GWPH. We cancelled the admission of our ordinary shares to trading on AIM on December 5, 2016 and our shares are now traded exclusively on Nasdaq.

We are a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary cannabinoid product platform in a broad range of disease areas. In our 20 years of operations, we have established a world leading position in the development of plant-derived cannabinoid therapeutics through our proven drug discovery and development processes, our intellectual property portfolio and regulatory and manufacturing expertise. Our lead cannabinoid product is Epidiolex, a pharmaceutical formulation of CBD for which we retain global commercial rights. Epidiolex was approved by the FDA on June 25, 2018, for the treatment of seizures associated with LGS, or Dravet syndrome, in patients two years of age and older. LGS and Dravet syndrome are severe childhood-onset, drug-resistant epilepsy syndromes. On September 28, 2018, the DEA placed Epidiolex in Schedule V, the lowest restriction classification. Epidiolex became commercially available in the U.S. on November 1, 2018.

In Europe, we submitted an application to the CHMP in December 2017, and we expect a decision on the application in the first quarter of 2019. We have received Orphan Drug Designation from the FDA for Epidiolex for LGS, Dravet syndrome and TSC. We also received Orphan Designation from the COMP for Epidiolex for Dravet syndrome, LGS, and TSC. We continue to develop Epidiolex for additional indications, including the treatment of seizures associated with TSC and plan to commence a pivotal trial in the treatment of Rett syndrome.

Previously, we developed the world’s first plant-derived cannabinoid prescription drug, Sativex (nabiximols), which is approved for the treatment of spasticity due to multiple sclerosis in numerous countries outside the U.S. In the U.S., we have full commercial rights to this product and plan to meet with the FDA in the fourth quarter 2018 to discuss data from the completed Phase 3 trials in Europe and to determine the optimal regulatory pathway.

We have a deep pipeline of additional cannabinoid product candidates focusing primarily on orphan childhood-onset neurologic conditions and oncology. Our pipeline includes research in ASD and Rett syndrome, using both CBD and cannabidivarin (CBDV). We reported positive Phase 2 data for our CBD:THC product in the treatment of glioblastoma multiforme. We have also reported positive Phase 2 data in schizophrenia. In addition, we have received Orphan Drug Designation and Fast Track Designation from the FDA for intravenous CBD for the treatment of NHIE for which a Phase 1 trial has been completed.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements. The significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

We have adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), and all the related amendments to all contracts using the full-retrospective method. As required by the full-retrospective implementation method, revenue for all periods presented are accounted for under the new guidance. Certain practical expedients prescribed in Topic 606 were utilized in the adoption of Topic 606, including using historical experience to calculate transaction price for our revenue contracts. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Our product net sales are comprised entirely of sales of Sativex outside of the United States for the treatment of spasticity due to multiple sclerosis, or MS, made pursuant to license agreements with commercial partners. We have entered into license agreements for the commercialization of Sativex with Almirall S.A., or Almirall, in Europe (excluding the United Kingdom) and Mexico; Bayer HealthCare AG in the United Kingdom and Canada; Ipsen Biopharm Ltd in Latin America (excluding Mexico and the Islands of the Caribbean); and Neopharm Group in Israel. Under these license agreements, we sell fully labeled Sativex vials to our commercial partners for a contractually agreed price, which is generally based on percentages of the commercial partners’ in-market net selling price charged to end customers. Product net sales revenue related to Sativex shipments to commercial license partners is recognized when shipped, at which point the customer obtains control of the product. We commercialize Sativex in Australia and New Zealand through a consignment relationship with a local distributor. Product net sales revenues related to Sativex sales in Australia and New Zealand are recognized when the product is sold through to the end customer.

The Sativex license agreements contain provisions for us to earn future variable consideration in the form of regulatory milestone payments, sales-based milestone payments, and royalty payments. The Company has no further performance obligations related to the regulatory milestone payments and these amounts will be recognized in accordance with Topic 606 when receipt of these payments becomes probable and there is no significant risk of revenue reversal. Revenue related to the sales-based milestone payments and product royalty payments are subject to the sales-based royalty exception under Topic 606 and will be recognized when the underlying sales are made.

Share-Based Compensation

We recognize share-based compensation expense for grants of stock option and restricted stock awards under the our Long-Term Incentive Plans to employees and non-employee members of the board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period. Expense related to awards with graded vesting is generally recognized over the vesting period using the accelerated attribution method.

We use the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company's ADS price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the Ordinary Shares, and (iv) risk-free interest rates. Share-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value. We use a combination of standard and actual costing methodologies to determine the cost basis for our inventories, which approximates actual cost. Inventory is valued on a first-in, first-out basis. We reduce our inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand, as well as product shelf life.

We capitalize inventory costs associated with our products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of Epidiolex, all costs related to the manufacturing of Epidiolex were charged to research and development expense in the period incurred.

U.K. Research and Development (“R&D”) Tax and Expenditure Credits

Prior to September 30, 2017, we benefited from the U.K. Small and Medium-sized Enterprise R&D Tax Credit scheme, or the SME scheme, under which we were able to obtain a refundable credit of up to 33.4% of eligible research and development expenses incurred by our U.K. domiciled entities. Eligible expenses generally include employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects. Additionally, subcontracted research expenses are eligible for a cash rebate of up to approximately 21.68%. Due to the increase in the size of our employee workforce in the U.K. and our annual net revenues, beginning in our 2018 fiscal year we are subject to the U.K. R&D Expenditure Credit scheme, or the RDEC scheme, available to larger companies, which has a significantly lower credit than the SME scheme. The majority of our pipeline research, clinical trials management and the Epidiolex and Sativex chemistry and manufacturing controls development activities, which are generally carried out by a subsidiary in the U.K., are eligible for inclusion under the SME and RDEC schemes. Reimbursable credits accrued under these schemes reduce our research and development expense in the period that the qualifying expenses are incurred.

We estimate a benefit under the RDEC scheme of $4.3 million for the fiscal year ended September 30, 2018. We develop estimates at each reporting date for the amount of the reimbursable research and development tax and expense credits and ultimately make reimbursement claims from Her Majesty’s Revenue and Customs, or HMRC, as part of the annual U.K. tax return. Such claims are complex and require management to interpret and apply U.K. research and development tax legislation to our specific circumstances which requires the use of certain assumptions in estimating the portion of current year research costs that are eligible for the claim. If actual reimbursements differ from our estimates, adjustments to prior period accruals would affect the amount of research and development expense in the period of the adjustment.

U.S. Research Tax Credits and Orphan Drug Credit

We continue to benefit from the U.S. Orphan Drug Credit and the Credit for Increasing Research Activities (“Research Tax Credit”) under the U.S. Internal Revenue Code in fiscal year 2018.  Eligible expenses generally include research staff, consumables, contract research, and clinical expenditures.  We estimate a benefit from Research Tax Credits and Orphan Drug Credit of $2.6 million for the fiscal year ended September 30, 2018, all of which can be used to offset taxes in the year ended September 30, 2018 due to tax reform legislation passed in December 2018 which removed the alternative minimum tax floor limitation.  Although we do not expect our estimate to be materially different from the amounts claimed, if our estimate of the qualifying expenditure differs from the amount claimed, adjustments to prior periods would affect the amount of the research and development benefit recorded in the period of adjustment.

Deferred Income Taxes

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates. As of September 30, 2018, we have deferred tax assets of $106.1 million, offset by deferred tax liabilities of $1.3 million and a valuation allowance of $97.5 million.

A valuation allowance is provided when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Future realization of the tax benefit of a deferred tax asset depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward period available under the tax law. The Company considers the following possible sources of taxable income when assessing whether there is sufficient taxable income to realize a tax benefit for deductible temporary differences and carryforwards:

•	future reversals of existing taxable temporary differences;
•	future taxable income exclusive of reversing temporary differences and carryforwards;
•	taxable income in prior carryback year(s) if carryback is permitted under the tax law; and
•	tax-planning strategies.

We consider both positive and negative evidence regarding realization of the deferred tax assets and the subjectivity of this evidence. This assessment includes estimating future taxable income, scheduling reversals of temporary differences, evaluating expectations of future profitability, determining refund potential in the event of net operating loss carrybacks, and evaluating potential tax-planning strategies.

We have generated losses in the United Kingdom since inception and expect to generate tax losses for the next several years and therefore the deferred tax assets arising in the United Kingdom do not meet the more-likely-than-not of being realized threshold. Accordingly, there is a full valuation allowance against deferred taxes in the U.K.

Our U.S. subsidiary, Greenwich Biosciences, Inc., is currently profitable and incurs a U.S. tax liability on taxable profits earned in the United States. Due to service agreements between our U.S. and U.K. operating subsidiaries and the future commercialization of Epidiolex in the United States, our U.S. subsidiary is forecast to continue to generate taxable income in future periods. In determining whether the deferred tax asset is more-likely-than-not of being realized, we have taken into account the history of taxable profits, the forecast of future taxable income, including whether future originating temporary deductible differences are likely to be realized, and the reversal of temporary taxable deductions. We have determined that the deferred tax for Greenwich Biosciences, Inc. is more-likely-than-not to be realized and therefore have no valuation allowance against the U.S. deferred tax balances.

Forecasting U.S. taxable income is by nature subject to known and unknown risks, uncertainties, assumptions and other factors that could negatively impact our ability to realize the value of our deferred tax assets. These risks include our ability to successfully commercialize Epidiolex and the extent of future product development work is performed by the U.S. subsidiary. If we determine in the future that an amount of our U.S. deferred tax assets fail to meet the more-likely-than-not to be realizable threshold, there will be a negative impact on our provision for income taxes and the amount of deferred tax assets recognized in our consolidated balance sheet. The amount of deferred taxes for our U.S. subsidiary included in our consolidated balance sheets is $7.3 million and $6.8 million as of September 30, 2018 and 2017, respectively.

Recent Accounting Pronouncements

See Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies.”

Results of Operations

The following table summarizes the results of our operations for the years ended September 30, 2018 and 2017:

	Years Ended September 30,
	2018	2017	Increase/Decrease
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$10,469	$7,957	$2,512
Other revenue	2,268	672	1,596
Total revenues	12,737	8,629	4,108
Operating expenses:
Cost of product sales	5,986	4,521	1,465
Research and development	153,736	112,249	41,487
Selling, general and administrative	141,818	58,020	83,798
Total operating expenses	301,540	174,790	126,750
Loss from operations	(288,803)	(166,161)	(122,642)
Interest income	3,645	2,063	1,582
Interest expense	(1,249)	(951)	(298)
Foreign exchange (loss) gain	(4,963)	(6,442)	1,479
Loss before income taxes	(291,370)	(171,491)	(119,879)
Income tax expense (benefit)	3,797	(1,032)	4,829
Net loss	$(295,167)	$(170,459)	$(124,708)

The following table summarizes the results of our operations for the years ended September 30, 2017 and 2016:

	Years Ended September 30,
	2017	2016	Increase/Decrease
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$7,957	$7,317	$640
Other revenue	672	5,413	(4,741)
Total revenues	8,629	12,730	(4,101)
Operating expenses:
Cost of product sales	4,521	3,820	701
Research and development	112,249	104,375	7,874
Selling, general and administrative	58,020	33,188	24,832
Total operating expenses	174,790	141,383	33,407
Loss from operations	(166,161)	(128,653)	(37,508)
Interest income	2,063	611	1,452
Interest expense	(951)	(244)	(707)
Foreign exchange (loss) gain	(6,442)	35,897	(42,339)
Loss before income taxes	(171,491)	(92,389)	(79,102)
Income tax expense (benefit)	(1,032)	(693)	(339)
Net loss	$(170,459)	$(91,696)	$(78,763)

Product net sales

Our product net sales are comprised entirely of sales of Sativex outside of the United States for the treatment of spasticity due to MS, made pursuant to license agreements with commercial partners. Product net sales of Sativex were $10.5 million, $8.0 million, and $7.3 million for the years ended September 30, 2018, 2017 and 2016, respectively.

The $2.5 million increase in product net sales of Sativex in 2018 compared to 2017 was primarily due to increases in Sativex sales in Europe, Canada and Israel.

The $0.7 million increase in product net sales of Sativex in 2017 compared to 2016 was primarily due to increases in Sativex sales in the U.K. and Europe.

Other revenue

Other revenue primarily consists of milestone revenue related to our Sativex license agreements and research and development fee revenue related to license and collaboration agreements. Other revenue in the year ended September 30, 2018 consists of $2.1 million of research and development fee revenue related to the Otsuka license agreement that was terminated in the first quarter of 2018 and $0.2 million of milestone revenue related to the achievement of a Sativex regulatory approval milestone. Other revenue in the year ended September 30, 2017 consists of $0.7 million of research and development fees related to the Otsuka license agreement. The increase in development fee revenue in the year ended September 30, 2018 is due to deferred research and development fees that were recognized in 2018 in conjunction with the termination of the Otsuka license agreement.

Other revenue declined in the year ended September 30, 2017 to $0.7 million from $5.4 million in the year ended September 30, 2016. Other revenue in the year ended September 30, 2016 consists entirely of research and development fee revenue related to the Otsuka license agreement. The decline in other revenue in 2017 is due primarily to the conclusion of the Otsuka-funded Sativex clinical trials for cancer pain in the U.S.

Costs of product sales

Cost of sales increased $1.5 million, or 32%, in 2018 to $6.0 million, or 57% of product net sales, compared to $4.5 million, or 57% of product net sales in 2017. The increase in cost of sales in dollars is primarily due to the increase in product net sales in 2018 compared to 2017.

Cost of sales increased $0.7 million, or 18%, in 2017 to $4.5 million, or 57% of product net sales, compared to $3.8 million, or 52% of product net sales in 2016. The increase in cost of sales in dollars is primarily due to the increase in product net sales in 2017 compared to 2016.

Research and development expenses

We believe that our future revenues and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of September 30, 2018, we consider the following R&D projects to be our most significant late-stage product candidates:

•	Epidiolex for the treatment of Dravet syndrome and LGS (Europe)
•	Epidiolex for the treatment of tuberous sclerosis complex (United States)
•	Sativex for spasticity associated with MS (United States)

We have submitted a marketing authorization application in December 2017 for both the Dravet syndrome and LGS indications in Europe. This application has been validated by the European Medicines Agency and the outcome is expected in first quarter of 2019. We have submitted 121-day responses to the Committee for Medicinal Products for Human Use questions. We have also received Orphan Designation from the Committee for Orphan Medical Products for Epidiolex for Dravet syndrome, LGS, and TSC.

We are progressing a Phase 3 trial of Epidiolex in patients with TSC, which is now fully recruited. Data from this trial is expected in the first half of 2019.

In December 2017, we terminated our license agreement with Otsuka and we have reacquired full ownership of the development and commercialization rights to Sativex in the U.S. We expect to meet with the FDA in December 2018 in order to determine the most efficient regulatory pathway to achieve a NDA for Sativex in the U.S. for the treatment of MS spasticity. We have already completed three positive Phase 3 trials in Europe for Sativex in MS spasticity.

R&D expenses consist of internal and external costs to conduct our pre-clinical studies and clinical trials, payroll costs associated with employing our team of research and development staff, share-based payment expenses, property costs associated with leasing laboratory and office space to accommodate our research teams, costs of growing botanical raw material, costs of consumables used in the conduct of our in-house research programs, payments for research work conducted by sub-contractors and sponsorship of work by our network of academic collaborative research scientists, costs associated with safety studies and costs associated with the development of Epidiolex, Sativex, and our other pipeline product candidates. Research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government.

We track all research and development expenditures against detailed budgets but do not seek to allocate all research and development costs by individual project. In 2018, we began to track external third-party costs for clinical trials by product candidate. In prior years we tracked costs for historical Sativex projects funded by Otsuka, but other costs were not allocated to individual projects. The components of R&D expense for the year ended September 30, 2018 are as follows:

Year Ended September 30,
2018
External clinical trial expense
Epidiolex	$33,262
Other programs	1,460
Total external clinical trial expense	34,722
Otsuka funded research and development	565
Research and development tax and expense credits	(4,325)
Other internal research and development	122,774
Total research and development expense	$153,736

The components of R&D expense for the years ended September 30, 2017, and 2016 are as follows:

	Years Ended September 30,
	2017	2016
Otsuka funded research and development	$669	$5,391
Other research and development	137,587	129,465
Research and development tax and expense credits	(26,007)	(30,481)
Total research and development expense	$112,249	$104,375

R&D expenses increased $41.5 million, or 37.0%, to $153.7 million in 2018 compared to $112.2 million in 2017. The increase in R&D expenses was primarily due to an increase in personnel and related costs, including share-based compensation expense, related to an increase in our global R&D headcount, an increase in costs to prepare the Epidiolex regulatory submissions in the U.S. and Europe, an increase in costs of growing high CBD plant material for Epidiolex, which prior to the achievement of regulatory approval in the U.S. were included in R&D expenses, and a decrease in the U.K. research and development tax and expense credits due to the transition out of the SME scheme and into the RDEC scheme in the U.K..

R&D expenses increased $7.8 million, or 7.5%, to $112.2 million in 2017 compared to $104.4 million in 2016. The increase in R&D expenses was primarily due to an increase in personnel and related costs, including share-based compensation expense, related to an increase in our global R&D headcount, an increase in costs of growing high CBD plant material for the Epidiolex development program, and an increase in other overheads associated with running clinical trials such as depreciation of R&D assets, consumables and other property-related expenses. These increases were partially offset by a decrease in epilepsy and other GW-funded clinical program costs, including the completion of the three Epidiolex Phase 3 studies in Dravet syndrome and LGS during the 2016 fiscal year.

Sales, general and administrative expenses

Sales, general and administrative, or SG&A, expenses consist primarily of salaries and benefits related to our executive, commercial, and corporate support functions, expenses associated with our commercial activities, and other general administration expenses.

We expect that sales, general and administrative expenses will increase in the future as we expand our operating activities and continue to build our commercial team in preparation for commercialization of Epidiolex in Europe.

SG&A expenses increased $83.8 million, or 144.4%, to $141.8 million in 2018 compared to $58.0 million in 2017. The increase in SG&A expenses in 2018 was primarily due to an increase in employee-related expenses driven by the build-out of our commercial functions in the U.S. and Europe, pre-launch costs related to the October 2018 launch of Epidiolex in the U.S., an increase in all of our corporate support functions, and, to a smaller degree, an increase in insurance expenses and an increase audit and legal fees related to our transition to domestic registrant status with the SEC.

SG&A expenses increased $24.8 million, or 74.7%, to $58.0 million in 2017 compared to $33.2 million in 2016. The increase in SG&A expenses in 2017 was primarily due to an increase in employee-related expenses driven by the build-out of our commercial function in the U.S., an increase in pre-launch commercialization preparation costs, an increase in facilities costs due to the expansion of the U.S. operations, and an increase in Sarbanes-Oxley Act of 2002 compliance costs.

Interest Income

Interest income increased $1.5 million in the year ended September 30, 2018 to $3.6 million compared to interest income of $2.1 million in the year ended September 30, 2017. The increase in interest income in 2018 is primarily due to higher average cash and cash equivalent balances in 2018 compared to 2017 and a small increase in interest rates during the period.

Interest income increased $1.5 million in the year ended September 30, 2017 to $2.1 million compared to interest income of $0.6 million in the year ended September 30, 2016. The increase in interest income in 2017 is primarily due to higher average cash and cash equivalent balances in 2017 compared to 2016 and a small increase in interest rates during the period.

Interest Expense

Interest expense increased $0.2 million in the year ended September 30, 2018 to $1.2 million compared to interest expense of $1.0 million in the year ended September 30, 2017. The increase in interest expense in 2018 is primarily due to the increase in interest paid on capital leases in 2018 compared to 2017.

Interest expense increased $0.8 million in the year ended September 30, 2017 to $1.0 million compared to interest expense of $0.2 million in the year ended September 30, 2016. The increase in interest expense in 2017 is primarily due to the increase in interest paid on capital leases and our landlord financing obligation in 2017 compared to 2016.

Foreign currency exchange gain (loss)

Foreign currency exchange gains and losses are driven primarily by cash balances and accounts payable denominated in a currency other than the transacting entity’s functional currency. A significant majority of our cash balances are denominated in U.S. dollars and the functional currency of the GW Pharmaceuticals plc legal entity was the British Pound for the years ended September 30, 2017 and 2016. Accordingly, a substantial portion of foreign currency transaction gains and losses in the years ended September 30, 2017 and 2016 related to the impact of exchange rate changes between the U.S. dollar and British Pound on the U.S. dollar denominated cash deposits held by GW Pharmaceuticals plc. On October 1, 2017, the U.S. dollar became the functional currency of GW Pharmaceuticals plc, which resulted in a significant reduction in foreign currency transaction gains and losses in the year ended September 30, 2018 compared to prior years. Beginning in 2018, our primary exposure to foreign currency exchange gains and losses is the GBP denominated cash balance held by GW Pharmaceuticals plc.

Foreign currency exchange loss for the year ended September 30, 2018 was $5.0 million compared to a foreign currency exchange loss of $6.4 million in the year ended September 30, 2017. The decrease in the foreign exchange loss in 2018 was due primarily to a revaluation on our British Pound denominated cash deposits due to weakening of the U.S. dollar against the British Pound.

Foreign currency exchange loss for the year ended September 30, 2017 was $6.4 million compared to a foreign currency exchange gain of $35.9 million in the year ended September 30, 2016. The change in foreign currency exchange gains and losses in 2017 is primarily due to relatively stable exchange rates between the U.S. dollar and the British Pound in 2017 compared to a significant strengthening of the U.S. dollar compared to the British Pound in 2016. During 2017 and 2016 the functional currency of GW Pharmaceuticals plc was the British Pound. During these periods, our U.S. dollar deposits were subject to foreign exchange exposure and were positively impacted by the strengthening U.S. dollar against the British Pound.

Income tax expense (benefit)

Income tax expense for the year ended September 30, 2018 was $3.8 million compared to an income tax benefit of $1.0 million for the year ended September 30, 2017. The increase in income tax expense in the year ended September 30, 2018 was primarily due to the remeasurement of the federal portion of our U.S. subsidiary’s deferred tax assets and liabilities to the enacted tax rate expected to apply when the temporary differences are to be realized.  The President of the United States signed into law the Tax Cuts and Jobs Act on December 22, 2017 which among a broad range of tax reform measures, reduced the corporate tax rate from 35% to 21% effective January 1, 2018. The negative impact of the remeasurement of deferred tax assets was partially offset by a reduction in taxes on current period income due to the decline in the U.S. statutory tax rate.

Income tax benefit for the year ended September 30, 2017 was $1.0 million compared to an income tax benefit of $0.7 million for the year ended September 30, 2016. The increase in the income tax benefit for 2017 was primarily due to increased tax deductions related to employee stock option exercises.

Liquidity and Capital Resources

In recent years, we have incurred significant net losses and negative cash flows from operations. We have largely funded our operations from issuances of equity securities, government expense and tax credits, and milestone payments from our out-license partners. Our cash flows may fluctuate, are difficult to forecast and will depend on many factors, including:

•	the timing of achievement of future Epidiolex regulatory approvals and commercial launches in the United States and Europe;
•

the extent to which we seek to retain development rights to our pipeline of new product candidates or whether we seek to out-license them to a partner who will fund future research and development expenditure in return for a right to share in future commercial revenue;

•	the extent of success in our early pre-clinical and clinical stage research programs which will determine the amount of funding required to further the development of our product candidates;
•	the terms and timing of new strategic collaborations;
•	the number and characteristics of the product candidates that we seek to develop;
•	the outcome, timing and cost of regulatory approvals of our product candidates;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending potential patent claims; and
•	the costs of hiring additional skilled employees to support our continued growth.

We believe that our cash and cash equivalents as of September 30, 2018 of $354.9 million, coupled with the additional $324.2 million, net of expenses, that we raised from the issuance of equity securities in October 2018 will be sufficient to fund our operations, including currently anticipated research and development activities and planned capital expenditures, for the foreseeable future, including for at least the next 12 months.

Cash Flows

The following table summarizes the results of our cash flows for the years ended September 30, 2018, 2017 and 2016.

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(231,868)	$(148,974)	$(119,928)
Net cash used in investing activities	(32,887)	(20,097)	(12,911)
Net cash provided by (used in) financing activities	297,754	(1,213)	274,261
Cash and cash equivalents at end of the year	$354,913	$322,154	$483,445

Operating activities

Net cash used in operating activities increased by $82.9 million to $231.9 million for the year ended September 30, 2018 compared to $149.0 million for the year ended September 30, 2017. The increase in cash used in operating activities was primarily due to the increase in research and development expenses, including the cost of growing high CBD plant material for Epidiolex prior to the achievement of regulatory approval in the U.S., and increased SG&A expenses related to the ramp up of commercialization activities and corporate support functions.

Net cash used in operating activities increased by $29.0 million to $149.0 million for the year ended September 30, 2017 compared to $119.9 million for the year ended September 30, 2016. The increase in cash used in operating activities was primarily due to the increase investment in Epidiolex and other pipeline research and development activities offset by additional research and development tax and expense credits under the SME scheme in the U.K.

Investing activities

Net cash used in investing activities increased by $12.8 million to $32.9 million for the year ended September 30, 2018 compared to $20.1 million for the year ended September 30, 2017. The increase in cash used in investing activities was primarily due to the continued expansion of our manufacturing facilities.

Net cash used in investing activities increased by $7.2 million to $20.1 million for the year ended September 30, 2017 compared to $12.9 million for the year ended September 30, 2016. The increase in cash used in investing activities was primarily due to the commencement of the next phase of construction of our manufacturing facilities.

Financing activities

Net cash provided by financing activities increased by $298.9 million to $297.7 million for the year ended September 30, 2018 compared to cash used in financing activities of $1.2 million for the year ended September 30, 2017. The increase in cash provided by financing activities was primarily due to net proceeds of $297.9 million from our equity offering in December 2017.

Net cash used in financing activities was $1.2 million for the year ended September 30, 2017 compared to cash provided by financing activities of $274.3 million for the year ended September 30, 2016. The decrease in cash provided by financing activities was primarily due to net proceeds from our equity offering in July 2016 compared to no equity offerings in fiscal year 2017.

Equity Financings

In December 2017, we completed a public offering of ADSs in which we sold 33.1 million ordinary shares at an offering price of $115.00 per ADS. The ADSs were sold pursuant to a shelf registration statement with the SEC. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $297.9 million.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

The following table summarizes our contractual obligations as at September 30, 2018.

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating lease obligations	$16,750	$4,667	$7,398	$2,938	$1,747
Capital lease obligations	2,029	229	450	450	900
Purchase obligations	48,661	48,598	63	—	—
Build-to-suit and landlord financing obligations	24,248	1,752	3,505	3,506	15,485
Growing operations	42,073	12,595	12,671	12,764	4,043
Total contractual obligations	$133,761	$67,841	$24,087	$19,658	$22,175

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, which are principally limited to foreign currency exchange rate fluctuations, particularly between the British Pound and the U.S. dollar, and credit risk. These risks are managed by maintaining an appropriate mix of cash deposits and securities in various currencies, placed with a variety of financial institutions for varying periods according to expected liquidity requirements.

Interest Rate Risk

We are exposed to interest rate risk on cash and cash equivalents. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Currency Risk

We are exposed to currency exchange rate risk because we currently operate in the United Kingdom and the United States. Our manufacturing operations and a substantial portion of our research and development costs are incurred in our U.K.-based subsidiaries and are generally denominated in British Pounds, which is also the functional currency of the U.K.-based subsidiaries. The functional currency of GW Pharmaceuticals plc and our U.S. subsidiary is the U.S. dollar. We do not use forward exchange contracts to manage currency exchange rate exposure.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 7, 2018, the Company announced that in connection with the Company’s transition from foreign private issuer to domestic filer status which commenced on October 1, 2018 (when the Company will begin periodic reporting under the Exchange Act on domestic forms), the Company has appointed Deloitte & Touche LLP (“Deloitte U.S.”) as principal auditor for the consolidated financial statements as of and for the year ended September 30, 2018. This decision was approved by the Audit Committee of the board of directors of the Company on May 3, 2018.

In prior periods when the Company reported as a foreign private issuer, Deloitte LLP (“Deloitte U.K.”) served as principal auditor for the Company’s consolidated financial statements as reported on Form 20-F. Deloitte U.K. also served as the Company’s principal auditor for the audits of the consolidated financial statements for the years ended September 30, 2017 and 2016, prepared under U.S. GAAP. This Annual Report includes the audit reports of Deloitte U.K. on the Company’s financial statements prepared in accordance with U.S. GAAP for the years ended September 30, 2017 and 2016 and the audit report of Deloitte U.S. for the year ended September 30, 2018. Upon the issuance of the audit report for the years ended September 30, 2017 and 2016 on the Company’s consolidated financial statements under U.S. GAAP, Deloitte U.K. will resign as the Company’s principal auditor.

In connection with the audit of the Company’s consolidated financial statements for the years ended September 30, 2017 and 2016 as reported within this Annual Report on Form 10-K, there were (i) no disagreements with Deloitte U.K. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte U.K., would have caused Deloitte U.K. to make reference to the subject matter of the disagreements in its reports on the financial statements for such years, and (ii) no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K for those years.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, management, including our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding our required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures in internal control over financial reporting were effective.

Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. We have a program for the review of our internal control over financial reporting to ensure compliance with the requirements of the Exchange Act and Section 404 of the Sarbanes-Oxley Act. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, as issued by FASB;
•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our chief executive officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In conducting its assessment of internal control over financial reporting, management based its evaluation on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as at September 30, 2018. Based on its evaluation, our management has concluded that our internal control over financial reporting was effective as of September 30, 2018.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting at September 30, 2018 has been audited by Deloitte & Touche LLP. Their audit report on internal control over financial reporting appears in Part IV, Item 15. Deloitte & Touche LLP has also audited the consolidated financial statements as at and for the year ended September 30, 2018 and their report expressed an unqualified opinion on those financial statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above in “Internal Control Over Financial Reporting” that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth information regarding our directors (the “Directors” and each a “Director”) as of November 12, 2018:

Name	Age	Director Since	Term Ends(1)
Dr. Geoffrey Guy	64	1998	2020
Justin Gover	47	1999	2021
James Noble	59	2007	2019
Cabot Brown	57	2013	2020
Thomas Lynch	62	2010	2020
Dr. Catherine Mackey	63	2017	2021
Alicia Secor	56	2017	2021
Lord William Waldegrave	72	2017	2021

(1)        The terms reflect our Articles of Association, which set forth that the Directors retire and are eligible for re-election at the annual general meeting of shareholders held in the third calendar year following their last appointment. In addition, at each annual general meeting of shareholders, at least one third of the number of Directors who were not elected by the board of directors to fill a casual vacancy or as an additional Director will retire. If the aggregate number of Directors who are due to retire that year and Directors who wish to retire and not offer himself or herself for re-election does not meet the minimum number required, the Directors who have been longest in office since their last re-election will retire and become eligible for re-election.

Dr. Geoffrey Guy Chairman of the Board of Directors and Executive Chairman

Dr. Geoffrey Guy is our founder and has served as Chairman since 1998. Dr. Guy has over 30 years of experience in medical research and global drug development, previously as founder, chairman and chief executive of Ethical Holdings plc (“Ethical Holdings”), a Nasdaq listed drug delivery company (now Amarin Corporation plc, or Amarin), which he founded in 1985 and led it through its Nasdaq listing in 1993. He also founded Phytopharm plc in 1989, of which he was chairman until 1997. Dr. Guy has been the physician in charge of over 300 clinical studies including first dose in man, pharmacokinetics, pharmacodynamics, dose-ranging, controlled clinical trials and large scale multi-centered studies and clinical surveys. He is also an author on numerous scientific publications and has contributed to six books. Dr. Guy was appointed as Visiting Professor in the School of Science and Medicine at the University of Buckingham in July 2011. He also received the “Deloitte Director of the Year Award in Pharmaceuticals and Healthcare” in 2011. Dr. Guy was appointed Visiting Professor at Westminster University, and awarded Honorary DSc at Reading University in 2016. Dr. Guy is also a Member of the Court of Benefactors of The Royal Society of Medicine and holds a BSc in pharmacology from the University of London, a Bachelor of Medicine, Bachelor of Surgery at St. Bartholomew’s Hospital, a Membership of the Royal Colleges of Surgeons of England, and Licentiate of the Royal College of Physicians, a Licentiate in Medicine and Surgery of the Society of Apothecaries and a Diploma of Pharmaceutical Medicine from the Royal Colleges of Physicians.

With his experience in medical research and global drug development as well as his leadership roles in various biopharmaceutical companies, Dr. Guy provides broad and experienced knowledge of the global pharmaceutical business and industry as well as extensive scientific expertise.

Justin Gover Director and Chief Executive Officer

Justin Gover has served as Chief Executive Officer of the Company since January 1999, shortly after the Company was founded. He has 23 years’ experience in the pharmaceutical industry. As Chief Executive Officer, Mr. Gover has been the lead executive responsible for running the Company’s operations, as well as leading equity financings, strategy and business development activities. In 2001, he led the Company’s initial public offering on the AIM stock exchange in London, and in 2013 led the Company’s initial public offering in the U.S. on Nasdaq. In total, he has led equity financings which have raised over $1 billion for the Company. In 2015, Mr. Gover relocated to the U.S. to open the Company’s U.S. headquarters in California.

Prior to joining the Company, Mr. Gover was Head of Corporate Affairs at Amarin, where he was responsible for the company’s strategic corporate activities, including mergers and acquisitions, strategic investments, equity financings and investor relations. Mr. Gover serves on the board of directors of the Biotechnology Innovation Organization. He holds an M.B.A. from the INSEAD business school in France and a BSc (Hons) from Bristol University.

Mr. Gover’s long tenure as the Chief Executive Officer and Director at GW Pharmaceuticals plc, as well as his prior leadership position at another pharmaceutical company, provide unique perspective on the healthcare and pharmaceutical industries and bring in-depth knowledge to the Company’s operations and business.

James Noble Independent Director Committees: • Audit (Chair) • Nomination

James Noble has served as a non-executive Director since January 2007. Mr. Noble has extensive experience in the biotech industry. He has served as chief executive officer and a director of Adaptimmune Therapeutics plc, a Nasdaq-listed company (ADAP) involved in T-cell therapeutics, since 2008. Mr. Noble was previously chief executive officer of Avidex Limited, a private biotech company. Mr. Noble was chief executive officer of Immunocore Limited from July 2008 until March 2014, and served as a non-executive director of Immunocore Limited until July 2015. Mr. Noble qualified as a chartered accountant with PricewaterhouseCoopers in 1983 and then spent seven years at investment bank Kleinwort Benson Limited, where he became a director in 1990. He then joined British Biotech plc as chief financial officer and secured the company’s IPO on Nasdaq and London Stock Exchange in 1992. From 1997 to 2001, he held numerous non-executive director positions, including at PowderJect Pharmaceuticals plc, Oxford GlycoSciences plc, MediGene AG, and Advanced Medical Solutions plc. Mr. Noble graduated from Oxford in 1980 and received a MA degree in Modern Languages from Oxford University.

Mr. Noble’s directorship experience in international public companies as well as his executive roles in various pharmaceutical companies provide global business management and pharmaceutical expertise.

Cabot Brown Independent Director Committees: • Nomination (Chair) • Remuneration

Cabot Brown joined our board of directors in February 2013. Mr. Brown is the founder and chief executive officer of Carabiner LLC, a strategic and financial advisory firm based in San Francisco that specializes in healthcare and education. Previously, Mr. Brown served as a Managing Director and Head of the Healthcare Group at GCA Savvian, an international financial advisory firm, from 2011 to 2012. Before joining GCA Savvian, Mr. Brown worked for 10 years at Seven Hills Group, an investment banking group he co-founded where he also directed the firm’s healthcare activities. He also was Managing Director of Brown, McMillan & Co, an investment firm he co-founded that sponsored buy-outs and venture capital investments. From 1987 until 1995, Mr. Brown worked at Volpe, Welty & Company, a boutique investment bank where he co-founded and ran the healthcare practice and served as a member of its Executive Committee. Mr. Brown holds an MBA from Harvard Business School with high distinction as a George F. Baker Scholar and an AB cum laude in Government from Harvard College.

With over 30 years of experience in healthcare and financial advisory field, Mr. Brown provides broad and experienced knowledge of the global healthcare business and industry.

Thomas Lynch Independent Director Committees: • Remuneration (Chair) • Audit

Thomas Lynch has served as a non-executive Director since 2010. Mr. Lynch is currently a director of Profectus Biosciences Inc., Adherium Inc. and Aerogen Limited, and has, since November 2015, served as chairman of the board of Evofem Biosciences Inc., a Nasdaq-listed biopharmaceutical company (EVFM). He is also chairman of the Ireland East Hospital Group and the Mater Misericordiae University Hospital. Mr. Lynch serves on the board of directors of a number of other privately held biotechnology companies. Mr. Lynch previously served as chairman of Icon plc and was a member of its board of directors for 22 years. Mr. Lynch has also worked in a variety of capacities in Amarin Corporation plc, Elan Corporation plc and Warner Chilcott plc. From 2001 to 2010, Mr. Lynch was a member of the board of directors of IDA Ireland, an Irish government investment agency. Mr. Lynch qualified as a chartered accountant with KPMG in 1983 and served as a partner in that firm from 1990 to 1993.

With his decades of business, operational and board of director experience with pharmaceutical and life sciences companies, Mr. Lynch is qualified to serve as a member of our board of directors.

Dr. Catherine Mackey Independent Director Committees: • Audit

Dr. Mackey joined our board of directors in December 2017. She is an experienced corporate executive, director and advisor with over thirty years of accomplishment in the biotechnology, pharmaceutical, and agricultural industries. She is currently chief executive officer of CYPrus Therapeutics, Inc., a clinical stage pharmaceutical company, and chairman of the board of directors of Cour Pharmaceutical Development, a nanobiotechnology company. Dr. Mackey served as a member of the board of directors and the compensation committee of YM Biosciences Inc., a Canadian drug development company, from 2011 to 2013. She also served as a member of the board of directors, the audit committee, and nominating and corporate governance committee of Sequenom Inc., a life sciences company, from 2015 to 2016. In addition, she serves on the board of directors of Rady Children’s Hospital and as an advisor to several companies. Dr. Mackey previously served as senior vice president of Pfizer Worldwide R&D and director, of Pfizer’s La Jolla Laboratories, where she built Pfizer La Jolla into one of Pfizer’s main pharmaceutical research and development sites with over 1,000 employees and a robust drug pipeline. Prior to that role, she served as head of Strategic Alliances and Genomic and Proteomic Sciences for Pfizer. Dr. Mackey spent the first part of her career in agricultural biotechnology, including as vice president of DEKALB Genetics, Inc., an international researcher, producer, and marketer of seed. Dr. Mackey received her B.S. and Ph.D. degrees in microbiology and genetics from Cornell University.

With her over thirty years of accomplishment in the biotechnology, pharmaceutical, and agricultural industries, Dr. Mackey provides the board of directors with broad expertise in the global pharmaceutical business.

Alicia Secor Independent Director Committees: • Remuneration

Alicia Secor joined our board of directors in December 2017. Ms. Secor brings more than 25 years of leadership experience as a life sciences executive, with a track record in leading businesses and advancing products from clinical development through regulatory approval, commercialization, and global expansion across several therapeutic areas. Ms. Secor served as President and Chief Executive Officer of Juniper Pharmaceuticals, Inc., a Nasdaq listed pharmaceutical company from August 2016 until August 2018, the date the company was acquired by Catalent, Inc. Previously, she served as the chief commercial officer of Zafgen Inc., a biopharmaceutical company, from January 2014 to July 2016. From August 2013 to October 2013, she served as senior vice president and chief operating officer of Synageva BioPharma Corp., a biotechnology company. Previously, from November 1998 to July 2013, Ms. Secor spent 15 years at Genzyme, a biotechnology company, where she held various leadership positions, most recently as vice president and general manager of Metabolic Diseases, a global business with five marketed products, including two products for orphan diseases. Prior to this role, she was vice president and general manager of Biosurgical Specialties, a surgical device business focused on adhesion prevention and other novel applications for biomaterials. Prior to Genzyme, Ms. Secor held positions at Alkermes, Inc. in business development, at Centocor, Inc. (a Johnson & Johnson company) in clinical and commercial operations, and began her career at Pfizer Inc. as a hospital-based sales representative. Ms. Secor also serves as a member of the board of directors for the Foundation for Prader-Willi Research. She received her M.B.A. from Northeastern University and her B.S. in Healthcare Administration from the University of New Hampshire.

With a wide-ranging business background, including cross-functional and senior leadership roles in the pharmaceutical and healthcare industry with particular experience in biopharmaceuticals, biotechnology and drug development, Ms. Secor is well qualified to serve as a member of our board of directors.

Lord William Waldegrave of North Hill Independent Director Committees: • Nomination

William Waldegrave joined our board of directors in December 2017. Lord Waldegrave served as a Conservative Member of the British Parliament from 1979 to 1997 including sixteen years as a Government Minister, of which seven years were as a Cabinet Minister (Minister of Agriculture, Chief Secretary of the Treasury, Secretary of State for Health, and Chancellor of the Duchy of Lancaster with responsibility for the Civil Service Reform and Science). Educated at Oxford University and Harvard (a Kennedy Scholar), before entering Parliament he worked in the Cabinet Office in Whitehall; as Political Secretary to Prime Minister Edward Heath; and for GEC Ltd. Lord Waldegrave is currently Provost of Eton College, Chancellor of Reading University and a Distinguished Fellow of All Souls College, Oxford and an Honorary Fellow of Corpus Christi College, Oxford. From 1998-2008 he worked at Deutsche Kleinwort Benson and UBS. From 1998–2016, he was a director (1998-2012) and then Chairman (2012-2016) of Biotechnology Growth Trust plc. Lord Waldegrave was appointed Chairman of Coutts in January 2014 and is Chairman of the Royal Mint Advisory Committee, former Chairman of the Rhodes Trust, a Founder Trustee of the Mandela Rhodes Foundation (South Africa), and a former Chairman of the National Museum of Science and Industry. Lord Waldegrave also holds a honorary Doctorate of Civil Law from the University of Reading.

Lord Waldegrave’s broad experience in the political, finance and business fields provides our board of directors with broad expertise in the global pharmaceutical business.

Executive Officers

The following table sets forth information regarding our executive officers (the “Executive Officers”, and each an “Executive Officer”), as of November 12, 2018:

Name	Age	Executive Officer Since(1)	Position
Justin Gover	47	1997	Director and Chief Executive Officer
Scott Giacobello	48	2017	Chief Financial Officer
Adam George	48	2017	Managing Director, U.K. and Company Secretary
Chris Tovey	53	2012	Chief Operating Officer
Julian Gangolli(2)	60	2015	President, North America
Volker Knappertz	53	2017	Chief Medical Officer
Doug Snyder	54	2017	Chief Legal Officer

(1)        Our executive officers are selected by and serve at the discretion of our board of directors.

(2)        On November 14, 2018, Julian Gangolli advised the Company that he intends to retire from his position as President, North America in 2019. The details of Mr. Gangolli’s departure have not otherwise been finalized at this time.

Justin Gover Director and Chief Executive Officer	The biography of Justin Gover, our Chief Executive Officer and one of our Directors, appears under “—Directors” above.

Scott Giacobello Chief Financial Officer

Scott Giacobello has served as our Chief Financial Officer since March 2017. Mr. Giacobello has over 25 years of finance and operational experience. He is an accomplished executive who most recently served as chief financial officer for Chase Pharmaceuticals Corporation, a clinical stage biopharmaceutical company focused on the development and commercialization of improved treatments for neurodegenerative disorders. From 2008 through 2015, Mr. Giacobello held senior level finance positions at Allergan, most recently serving as Vice President of Finance for Global Research & Development. While at Allergan, he also served as Vice President of Corporate Finance and Vice President of Internal Audit & Compliance. Mr. Giacobello’s previous experience includes financial positions at the Black & Decker Corporation and Ernst & Young, LLP. Mr. Giacobello holds a bachelor’s degree in business administration from the University of Notre Dame and is a Certified Public Accountant.

Adam George Managing Director, U.K. and Company Secretary

Adam George joined the Company in 2007 and was Group Financial Controller until June 2012, at which time he was our Chief Financial Officer until March 2017. On March 6, 2017, Mr. George was appointed as Managing Director, U.K., a newly-created executive role with broad leadership responsibilities for our U.K. operations. Mr. George also acts as Company Secretary, a role he has held since he first joined the Company. Prior to joining the Company, Mr. George occupied several senior finance roles within both listed and privately owned high growth businesses. He is currently a non-executive director of Nucana plc, a clinical-stage biopharmaceutical company.

Chris Tovey Chief Operating Officer

Chris Tovey has served as our Chief Operating Officer since October 2012. Prior to joining the Company, Mr. Tovey was at UCB Pharmaceuticals (“UCB”) from 2006 to 2012. In his last role there, Mr. Tovey was the Vice President of Global Marketing Operations where he was responsible for worldwide marketing activities on a portfolio of UCB products including Keppra®, an anti-epileptic drug generating over €2.0 billion in annual sales. Previous experience and roles at UCB included a number of multi-country product launches including Vimpat®, an anti-epileptic drug, Managing Director Greece and Cyprus, and leader of all UCB activities on the orphan narcotic medication Xyrem®, which is used in the treatment of narcolepsy. Mr. Tovey previously spent 18 years at GlaxoSmithKline plc in senior commercial roles in both the European and U.K. organizations. These roles included Director Commercial Strategy Distribution Europe, Director European Vaccine Therapy, Director Commercial Development U.K., Director Vaccines Business Unit U.K. and Business Unit Manager Oncology U.K.. While at GSK, Mr. Tovey worked across a wide range of therapeutic areas including neurology, infectious diseases, oncology, diabetes, respiratory, gastroenterology and immunology. Mr. Tovey is also currently a non-executive director of CanImGuide Therapeutics AB, an early-stage biopharmaceutical company developing new treatments for cancer through inhibition of LFA-1 receptor antagonism.

Julian Gangolli President, North America

Julian Gangolli has served as our President, North America since his appointment in June 2015. Mr. Gangolli has three decades of senior management experience with large pharmaceutical, specialty pharmaceutical, and start-up biotechnology companies. Since July 2016, Mr. Gangolli has served on the board of directors and audit committee of Revance Therapeutics, Inc., a biotechnology company. Prior to joining the Company, Mr. Gangolli was, from 2004 until April 2015, President of the North American Pharmaceutical division of Allergan, with responsibility for a 1,400-person integrated commercial operation with sales exceeding $3.8 billion in 2014. As a corporate vice president and member of the executive committee, Allergan’s most senior leadership team overseeing worldwide operations, Mr. Gangolli was an integral part of the executive management team that transformed Allergan into one of the leading specialty pharmaceutical companies in the U.S. Prior to Allergan, Mr. Gangolli was Vice President, Sales and Marketing at VIVUS, Inc. (“VIVUS”), a pharmaceutical company where he established from inception a fully functioning commercial operation. Prior to VIVUS, Mr. Gangolli held roles at Syntex Pharmaceuticals, Inc., a global pharmaceutical company specializing in the development, production and marketing of generic pharmaceutical products, and Ortho-Cilag Pharmaceuticals Ltd., a pharmaceutical research company, in the U.K. Mr. Gangolli received a BSc (Honors) in Applied Chemistry from Kingston University in England.

Volker Knappertz Chief Medical Officer

Volker Knappertz has served as our Chief Medical Officer since May 2017. Dr. Knappertz has over 25 years of clinical trial experience and 17 years of pharmaceutical drug development experience, holding leadership positions with responsibilities for managing international clinical trial and medical affairs programs. Since joining the Company, Mr. Knappertz oversaw the filing and approval of Epidiolex and the global development efforts of cannabinoids. Most recently, as the vice president of clinical development for multiple sclerosis, oncology and biosimilar products at Teva Pharmaceuticals (“Teva”), a multinational pharmaceutical company, Dr. Knappertz oversaw multiple regulatory submissions and approvals in the U.S., Canada, Europe and Japan. Prior to joining Teva in 2012, Dr. Knappertz served in clinical and medical roles in CNS, CV, and biologics at Bayer Pharmaceuticals, a multinational pharmaceutical and life sciences company, and AstraZeneca, a research-based biopharmaceutical company. Dr. Knappertz is a U.S. Board certified neurologist who received his residency training at Yale University where he served as chief resident and was fellowship trained at Wake Forest University. He received his clinical scientist training and M.D. as well as a doctorate degree in research on glioblastoma from the University at Cologne in Germany.

Doug Snyder Chief Legal Officer

Doug Snyder has served as our Chief Legal Officer since July 2017. Mr. Snyder brings more than 20 years of experience providing counsel in the pharmaceutical industry, at the FDA and in private practice. Prior to joining the Company, he led the legal and compliance teams as senior vice president, general counsel, and secretary for Actelion U.S., a pharmaceuticals and biotechnology company. Prior to that, Mr. Snyder held the position of senior vice president, general counsel, secretary at Eisai Inc., a pharmaceutical subsidiary of a research-based human health care company, where he led the Legal, Compliance, Legislative Affairs, Internal Audit and Security Group. From 1999-2005, he was vice-president, associate general counsel for GlaxoSmithKline (“GSK”). During his tenure at GSK, Mr. Snyder managed the legal and communications strategies related to some of GSK’s most high profile matters concerning the New York Attorney General, the U.S. Department of Justice and the FDA. Before joining the pharmaceutical industry, he held the role of Associate General Counsel for the FDA where he counseled the Commissioner, appeared before Congress in key initiatives, and led the initial False Claims/Kickback cases against the pharmaceutical industry.

Family Relationships

There are no family relationships among any of our Executive Officers or Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

As of October 1, 2018, Section 16(a) of the Exchange Act requires our Directors and Executive Officers and persons who own more than 10% of our ordinary shares to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our ordinary shares. Prior to October 1, 2018, our Directors and Executive Officers and persons who own more than 10% of our ordinary shares were not required to comply with the reporting requirements of Section 16(a) because we were exempt from these requirements by virtue of being a “foreign private issuer.”

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics is applicable to our Directors, Executive Officers, and all other employees. A copy of the code is available to every employee on our internet site, upon request to our human resources department, and to investors and others on our website at http://www.gwpharm.com or by contacting our investor relations department or legal department. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Conduct that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of the Nasdaq.

Nominating Procedures

The Directors may appoint any person who is permitted by the applicable laws and willing to act to be a Director, either to fill a casual vacancy or as an additional Director but so that the total number of Directors does not exceed any maximum number fixed by or in accordance with our Articles of Association.

Other than in the case of a Director retiring at our annual general meeting and standing for re-election, candidates to stand for election as Directors at our annual general meeting of shareholders must either (i) be recommended by our board of directors or (ii) be proposed by written notice signed by a member (other than the person to be proposed) duly qualified to attend and vote at the meeting left at the registered office of the Company not less than seven nor more than 42 days before the date appointed for the annual general meeting of shareholders for which such notice is given of their intention to propose such person for election and also notice in writing must be given signed by the person to be proposed of their willingness to be elected and stating all such details of the nominee as would, on their election, be required to be included in the Company's register of Directors and register of Directors’ residential addresses. In addition, under the Companies Act, in order for a resolution proposed by shareholders to be moved at an annual general meeting of shareholders (whether to propose a candidate for election as a Director or otherwise), such proposal must have been requisitioned either by members representing 5% of the total voting rights of all members having a right to vote on such proposal at the annual general meeting of shareholders or by at least 100 members who have a right to vote on such proposal at the relevant annual general meeting of shareholders and who hold shares in the Company on which there has been paid up an average sum, per member, of at least £100. Such proposal must have been signed or otherwise authenticated by all requisitionists and submitted to the Company not later than (1) six weeks before the annual general meeting of shareholders to which the requests relate, or (2) if later, the time at which notice of that meeting is given by the Company. Where certain conditions prescribed by section 153 of the Companies Act are met, the requisitionists may include persons who are not members but on whose behalf shares are held by a member.

Audit Committee and Audit Committee Financial Experts

Our board of directors has a separately designated Audit Committee. The members of the Audit Committee are James Noble (Chair), Thomas Lynch and Dr. Catherine Mackey.

The Audit Committee held eight meetings and took no actions by written consent during the fiscal year ended September 30, 2018. The duties and responsibilities of the Audit Committee are set forth in the Terms of Reference, (“Audit Committee Terms of Reference”) of the Audit Committee which was recently reviewed by our Audit Committee. Our Audit Committee determined that no revisions needed to be made to the Audit Committee at this time. A copy of the Audit Committee Terms of Reference is available on our website, located at www.gwpharm.com. Among other things, the duties and responsibilities of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, the selection of our independent registered public accounting firm and consulting with and reviewing the services provided by our independent registered public accounting firm. Our Audit Committee has sole discretion over the retention, compensation, evaluation and oversight of our independent registered public accounting firm.

The SEC and Nasdaq have established rules and regulations regarding the composition of audit committees and the qualifications of audit committee members. Our board of directors has examined the composition of our Audit Committee and the qualifications of our Audit Committee members in light of the current rules and regulations governing audit committees. Based upon this examination, our board of directors has determined that each member of our Audit Committee is independent and is otherwise qualified to be a member of our Audit Committee in accordance with the rules of the SEC and Nasdaq.

Additionally, the SEC requires that at least one member of the Audit Committee have a “heightened” level of financial and accounting sophistication. Such a person is known as the “audit committee financial expert” under the SEC’s rules. Our board of directors has determined that Mr. Noble is an “audit committee financial expert,” as the SEC defines that term, and is an independent member of our board of directors and our Audit Committee.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

In the paragraphs that follow, we give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our Executive Officers who served in such capacity during the year ended September 30, 2018, and the material factors that we considered in making those decisions. Under the heading “Executive Compensation” below you will find a series of tables containing specific information about the compensation earned or paid in 2018 to the following individuals, whom we refer to as our named executive officers, or NEOs:

•	Justin Gover has served as our Chief Executive Officer since 1999;
•	Scott Giacobello has served as our Chief Financial Officer since 2017;
•	Julian Gangolli has served as our President, North America since 2015;
•	Volker Knappertz has served as our Chief Medical Officer since 2017; and
•	Doug Snyder has served as our Chief Legal Officer since 2017.

Compensation Philosophy and Objectives

Remuneration Policy

The Remuneration Committee sets up the Company’s Remuneration Policy which is designed to ensure that Executive Directors are appropriately incentivized and rewarded for their performance, responsibility and experience. The Remuneration Committee aims to ensure that the Remuneration Policy aligns the interests of Directors and Executive Officers with those of shareholders. The Remuneration Policy is designed to be competitive but aligned with accepted market practice in the U.S. We consider that these design features are pivotal to our ability to offer competitive incentive packages in the markets that we compete and operate in.

During the year, the Remuneration Committee retained Willis Towers Watson to provide ongoing peer group remuneration benchmarking, option valuations and remuneration policy related advice.

Remuneration Approach

Our remuneration policy, or Remuneration Policy, for Executive Directors aims to:

•	align the interests of Executive Directors with those of shareholders;
•

have regard to the individuals’ experience and the nature and complexity of their work in order to pay a competitive salary that attracts and retains management of the highest quality, while avoiding remunerating those Directors more than is necessary;

•	link individual remuneration packages to our short-term and long-term performance through the award of incentives via participation in our cash and equity-based incentive schemes;
•	provide post-retirement benefits through defined contribution pension schemes; and
•	provide employment-related benefits including the provision of life assurance and medical assurance.

We believe that these aims, which remain unchanged from previous years, have been working well, continue to be relevant and provide a firm framework within which future remuneration will be determined. The shareholder approved Remuneration Policy provides a set of parameters within which we work while still allowing the Remuneration Committee sufficient flexibility to adapt remuneration packages in line with the development of the business. This allows the Company to attract, retain and motivate Directors and Executive Officers with the skills, talent and motivation to deliver upon our strategy and to continue to create value for our shareholders.

Key Remuneration Committee Activities in 2018

During 2018, the Remuneration Committee’s key activities have been as follows:

•

At the start of the 2018 financial year, we engaged Willis Towers Watson as independent advisers to benchmark the remuneration of the Directors against the selected peer group and to provide recommendations for basic salaries, Long Term Incentive Plan (“LTIP”) awards and the structure of bonus incentive awards for the year. As the Company continues to grow in size and complexity, the Remuneration Committee requested that Willis Towers Watson reviewed the peer group of comparable U.S.-listed biotech/pharmaceutical development companies. The latest peer group consists of ACADIA Pharmaceuticals Inc., Agios Pharmaceuticals Inc., Alder Biopharmaceuticals Inc., Alnylam Pharmaceuticals Inc., bluebird bio Inc., Clovis Oncology, Inc., Intercept Pharmaceuticals Inc., Juno Therapeutics Inc., Neurocrine Biosciences Inc., Pacira Pharmaceuticals Inc., Portola Pharmaceuticals Inc., Puma Biotechnology Inc., Radius Health Inc., Sage Therapeutics Inc., Sarepta Therapeutics Inc., Spark Therapeutics, Inc., Tesaro Inc. and Ultragenyx Pharmaceuticals Inc.

•

In February 2018, the Remuneration Committee met to consider the basic salary increases to be awarded to Executive Officers. Inflationary increases had been given to the majority of our staff and the Executive Directors were given an inflationary basic salary increase of 3% effective from January 1, 2018. External benchmarking analysis for the Chief Executive Officer and Chief Financial Officer were below the median of peer group data. The Remuneration Committee approved an increase in the Chief Executive Officer’s basic salary to $600,000 and the Chief Financial Officer’s basic salary to $400,000 effective from March 1, 2018.

•

At the same time, the Remuneration Committee met to consider the extent of achievement of 2017 calendar year objectives by the board of directors and our management, which we refer to as our Executive Team, and to determine the level of short-term bonus incentive award to be paid in respect of the 2017 calendar year. The consensus was that 2017 had been a year of substantial progress with all material objectives having been achieved, well positioning the Company for FDA approval. The consensus reached by the Remuneration Committee was that each member of the Executive Team who had been present throughout all of 2017 should receive a short-term incentive bonus award, in respect of achievements in the 2017 calendar year equivalent to 60% of their 2017 basic salary. Those members of the Executive Team who joined during early 2017, being the Chief Medical Officer, Chief Financial Officer and Chief Legal Officer, were awarded a short-term incentive bonus award based upon 50% of their pro-rata basic salary.

•

At the same time, the Remuneration Committee approved the objectives to be achieved by the Executive Directors during 2018.  The approved objectives are primarily linked to FDA approval and the execution of Epidiolex’s launch in the U.S. market. These were considered by the Remuneration Committee to be the key value drivers for the business and therefore represent the optimum objectives for Executive Team incentive schemes to be based upon in 2018.

•

At the same time, the Remuneration Committee met and agreed the terms of the 2018 grant of LTIP awards to the Directors and Executive Officers. These were segmented so that (i) 50% of the value of the award is linked to specific performance conditions, which must be achieved in the three-year vesting period, (ii) half of the share options vested upon U.S approval of Epidiolex by the FDA and half vest upon commercial launch in the U.S., (iii) 25% of the value of the award is in the form of market-priced share options with a three-year vesting period; and (iv) 25% of the value of the award took the form of restricted stock options which vest at the rate of 25% per annum over a four-year vesting period.  The selected performance conditions that are required to be achieved in order to trigger vesting of 50% of this award are again considered to be directly linked to key business value drivers creating alignment with shareholders’ interests. The restricted stock option element of the award is considered to encourage long-term retention, considered to be a key factor critical to future success, and the market priced options are intended to align further the interests of the Executive Directors with shareholders’ interests. At the grant date these awards had expected values at grant equivalent to 575% of basic salary for the Chief Executive Officer, 450% of basic salary for the Executive Chairman, 400% of basic salary for President, North America and Chief Financial Officer, 350% of basic salary for Chief Legal Officer and Chief Operating Officer and 300% for the Chief Medical Officer, and Managing Director, U.K.

Roles in Determining Compensation

Remuneration Committee

In accordance with best practice, the Remuneration Committee, consisting of independent non-executive Directors, manages the remuneration of the Executive Directors within the framework of the shareholder approved Remuneration Policy and shareholder approved LTIP option scheme rules.

Risks Related to Compensation Policies and Practices

As part of the board of director's risk oversight role, our Remuneration Committee reviews and evaluates the risks associated with our compensation programs. Our Remuneration Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company. In making this determination, our Remuneration Committee considered the following:

•	the Company’s use of different types of compensation vehicles to provide a balance of long- and short-term incentives with fixed and variable components;
•	the granting of equity-based awards with time-based vesting and performance-based vesting, both of which encourage participants to work towards long-term appreciation in equity values;
•	the Company’s annual bonus determinations for each employee and vesting of performance-based equity awards being tied to achievement of Company goals, which goals promote long-term value; and
•

the Company’s system of internal control over financial reporting and code of conduct and ethics, which among other things, reduce the likelihood of manipulation of the Company’s financial performance to enhance payments under any of its incentive plans.

Compensation Consultant

The Remuneration Committee retains the services of Willis Towers Watson, as independent external compensation consultants. The mandate of the consultants includes assisting the Remuneration Committee in its review of executive and director compensation practices, including the competitiveness of pay levels, executive compensation design, and benchmarking with the Company’s peers in the industry. The Remuneration Committee regularly evaluates the performance of its compensation consultants, considers alternative compensation consultants, and has the final authority to engage and terminate such services.

The Remuneration Committee has assessed the independence of Willis Towers Watson pursuant to SEC rules and concluded that no conflict of interest exists that would prevent Willis Towers Watson from serving as an independent consultant to the Remuneration Committee.

Chief Executive Officer

Our Chief Executive Officer attends Remuneration Committee meetings and works with the Remuneration Committee Chairman and its compensation consultants to develop compensation recommendations for Executive Officers (excluding the Chief Executive Officer) and other key executives, based upon individual experience and breadth of knowledge, internal considerations, individual performance during the fiscal year, and other factors deemed relevant by the Remuneration Committee. The recommendations are then submitted to the Remuneration Committee for review and consideration. The Remuneration Committee works directly with its compensation consultants to determine compensation actions for the Chief Executive Officer. In accordance with Nasdaq listing rules, our Chief Executive Officer is not present during voting or deliberations concerning his own compensation.

Say-on-Pay

In accordance with the requirements of Companies’ Act 2006, as a U.K. resident company listed on a recognized stock exchange, we are required to establish a Directors’ Remuneration Policy, containing a framework of limits within which the Remuneration Committee are authorized by shareholders to operate. This is required to be approved by shareholders at least every three years, by the passing of an ordinary resolution at the annual general meeting of the shareholders.

At our last annual general meeting of shareholder in March 2018, a revised Remuneration Policy was presented to shareholders. This Remuneration Policy was supported by 81.4%, and the resolution was duly passed. Additionally, annually at our general meeting of shareholders, we hold a non-binding advisory vote regarding the compensation of our named Executive Officers.

The Remuneration Committee has considered and will continue to consider the outcome of such votes when making future compensation decisions for our named Executive Officers. The Remuneration Committee believes that the most relevant period of time to assess the performance of the Company’s Chief Executive Officer is the period since our Nasdaq listing, which commenced in May 2013, during which the Company’s ADS price significantly outperformed both its peer group and the Nasdaq Biotechnology Index as a whole. The Remuneration Committee also relies on advice from its compensation consultant, its evaluation of Company performance against pre-defined corporate goals, its understanding of the challenges facing the Company and its observations of executive officer performance to determine executive officer compensation.

At our last annual general meeting of shareholders in March 2018, the non-binding advisory vote of shareholders supported the compensation of our named Executive Officers by 83.4% of the votes cast at the meeting. These votes for and against the proposal, together with available feedback from investors, have been and will continue to be considered by the Remuneration Committee in connection with the evaluation of executive compensation.

Competitive Market Benchmarking

The Remuneration Committee draws on a number of resources to assist in the evaluation of the various components of the Company’s executive compensation program. While we do not establish compensation levels based solely on benchmarking, pay practices at other companies are a factor that the Remuneration Committee considers in assessing the reasonableness of compensation and ensuring that our compensation practices are competitive in the marketplace.

Our peer companies used in determining compensation actions with respect to 2018 fiscal year compensation were selected by the Remuneration Committee with the support of Willis Towers Watson, which beginning in 2015 has been retained to conduct comprehensive reviews of the Company’s executive compensation practices.

The Remuneration Committee considered the foregoing analysis in selecting the following 18 publicly-traded peer companies for use in evaluating compensation actions in the 2018 fiscal year: ACADIA Pharmaceuticals Inc., Agios Pharmaceuticals Inc., Alder Biopharmaceuticals Inc., Alnylam Pharmaceuticals Inc., bluebird bio Inc., Clovis Oncology, Inc., Intercept Pharmaceuticals Inc., Juno Therapeutics Inc., Neurocrine Biosciences Inc., Pacira Pharmaceuticals Inc., Portola Pharmaceuticals Inc., Puma Biotechnology Inc., Radius Health Inc., Sage Therapeutics Inc., Sarepta Therapeutics Inc., Spark Therapeutics, Inc., Tesaro Inc. and Ultragenyx Pharmaceuticals Inc.

The Remuneration Committee reviews the Company’s list of peer companies on an annual basis to reflect changes in market capitalization, acquisitions, developments at the Company relative to its peer companies, and other factors.

Components of Compensation and Target

Executive Directors’ remuneration packages are considered annually and for 2018 comprised a number of elements, as follows:

(1)Fixed Elements of Remuneration. Fixed elements of remuneration including basic salary and other benefits were set and paid in accordance with our Remuneration Policy. Any changes to salary will be considered in the context of a number of factors including the annual peer-based benchmarking exercise carried out for the Remuneration Committee by Willis Towers Watson, home-market location, any changes to executive responsibilities since the last review and broader employee increases.

(2)Short-Term Incentive. We anticipate that the Remuneration Committee will meet in early 2019 to assess Executive Director performance for the calendar year ended December 31, 2018. Based upon this assessment and in accordance with the Remuneration Policy Report below, the Remuneration Committee may award a cash bonus payment to each Executive Director. The level of award will depend upon the extent of achievement of strategic objectives that were set by the Remuneration Committee in 2018. These included specific objectives linked to what were considered, at the date that these were established, to be the key value drivers for the business and which included regulatory approval and launch of Epidiolex, clinical development program, pipeline development activities, operational and business development objectives, financial position and equity valuation.

(3)LTIP. Long-term incentive awards for 2018, determined by the Remuneration Committee in January 2018, were informed by the peer group benchmarking data provided to the Remuneration Committee by Willis Towers Watson and vesting was linked to share price performance and subject to performance objectives linked to value drivers for the business.

The February 2016 LTIP award will vest on February 15, 2019. This award was divided into a number of tranches:

•

25% of the awards are in the form of market-priced options, whereby the options have an exercise price equivalent to the market price at market close on the day prior to grant ($44.64 per ADS). These options become exercisable on the third anniversary of the date of grant.

•

50% of the awards are in the form of performance stock options, whereby the options will vest upon the third anniversary of the date of grant subject to certain corporate performance conditions having been achieved.

o	Vesting of half of the performance stock options occurred upon receipt from FDA of their confirmation of acceptance of an Epidiolex NDA filing.
o	Vesting of half of the performance stock options occurred upon FDA grant of Epidiolex regulatory approval.

It is expected that 100% of the LTIP awards will vest on February 15, 2019.

•

25% of the awards are in the form of restricted stock options whereby these options are subject to a four-year service condition and vesting period. 25% of the options will vest on each anniversary of the date of grant over the next four years.

(4)Non-Executive Director Fees and Equity-Based Incentives. We do not expect the level of cash-based fees to change during 2018 but we do expect there to be a further grant of equity-based incentives. This grant will be subject to approval by the executive members of the board of directors and is likely to be linked to a combination of share price performance and service-based conditions.

The policy table below describes our shareholder-approved Remuneration Policy for Directors and Executive Officers and seeks to explain how each element of the Directors and Executive Officers’ remuneration packages operates:

Elements of remuneration	Propose and link to strategy	Operation	Maximum	Performance targets
Salary	Rewards skills and experience and provides the basis for a competitive remuneration package.

Salaries will be reviewed annually by reference to market practice and market data, on which the Remuneration Committee receives independent advice, rates of inflation, broader employee increases, the individual’s experience and scope of the role

Salaries will not exceed the 75th percentile of peer group comparator data for the relevant role. The Remuneration Committee will reference alternative comparator data for roles not widely represented in the core peer group

Not Applicable

Salaries will be benchmarked against comparable roles in a selected peer group of other U.S. listed pharmaceutical development companies with similar market capitalizations and/or scale of operational complexity. We typically expect to align salaries with the 50th percentile of peer group comparator data but may vary from this general rule where we consider that special circumstances apply or where recruitment or retention of a particular role is required. The peer group used for benchmarking will be annually reviewed and updated under guidance from Willis Towers.

The Remuneration Committee may also decide to approve future increases following changes to job responsibilities or to reflect experience within the role.
Retirement savings	Enables Executive Directors to build long-term retirement savings.

Company contribution to a personal pension/401(k) scheme or salary supplement. Levels will be reviewed annually and the committee may decide to increase future contribution levels should the review indicate such a change is appropriate. Statutory limits to employer contributions will be applied.

			Up to 5% of basic salary	Not Applicable

Elements of remuneration	Propose and link to strategy	Operation	Maximum	Performance targets
Benefits	Protects against risks and provides other benefits in line with market practice.

Benefits currently include death-in-service life insurance, family private medical cover, and ill-health income protection. The Remuneration Committee will review benefits offered from time to time and retains the discretion to add or substitute benefits to ensure they remain market competitive.

In the event that the Company requires an Executive Director to relocate, we would offer appropriate relocation assistance and would be likely to update the package of benefits to align with local market practice (e.g. increased health insurance benefits if relocating to U.S.). The disclosed taxable value of benefits and allowances is not expected to exceed 15% of salary per annum.

The disclosed taxable value of benefits and allowances is not expected to exceed 15% of salary per annum.

The Remuneration Committee may exceed this in the event of relocation, both on a one-off and ongoing basis to align with local market norms.

Not Applicable
Short-term incentive awards	Incentivizes and rewards achievement of the near-term business objectives, reflecting individual and team performance of the Executive Directors.

Objectives are set at the start of each calendar year.

The choice of annual performance objectives will reflect the Remuneration Committee’s assessment of the key milestones/ metrics required to be achieved within the calendar year in order to make progress towards achieving the Company’s strategic plan,

Payable in cash.

Clawback provisions will apply (see details below).

Up to 150% of salary

The Remuneration Committee retains the ability to set performance objectives annually.

These objectives can be Company-based and/or individual, financial and/or non-financial, and are likely to include various milestones linked to:

>      successful execution of key elements of the Epidiolex development program and identification and execution of other new orphan drug developments;

>      key regulatory steps (IND grants, NDA filings, regulatory approvals);

>      successful commercialization of approved products, either by our own commercial organization or by our partners;

>      the Company’s financial position; and

>      equity liquidity and   valuation.

Elements of remuneration	Propose and link to strategy	Operation	Maximum	Performance targets
Long-term incentive awards

Rewards execution of the Company’s

strategic plan and growth in share-

holder value over a multi-year period.

Encourages achievement of strategy

over the medium to long term and

aligns Executive Directors’ interests

with those of shareholders.

Conditional awards of nominal-cost options, share options, performance shares and/or restricted shares.

Awards normally vest over periods   of three or more years. The Remuneration Committee is able to grant awards which permit phased vesting over the period.

Clawback provisions will apply (see details below).

Individual awards in any one year will have an expected value of no more than 600% of basic salary.

Expected values are calculated in accordance with generally accepted methodologies based on Black-Scholes or binomial stochastic models.

Performance conditions are set at the discretion of the Remuneration Committee and will generally consist of a mixture of:

>      service requirements;

>      milestone-based events, linked to the successful execution of GW's strategic plan, likely to include items such as positive trial results, or regulatory approvals; and

>      market-based measures such as absolute or relative share price performance

Clawback Policy

The following clawback policy was implemented with effect from February 5, 2015, applying to future eligible executive incentive grants. The policy provides that certain incentive compensation is recoverable from a Director or Executive Officer if the Company is required to restate financial statements due to the misconduct of that particular Director or Executive Officer, and that misconduct has significantly contributed to the need for the restatement. Generally, eligible incentive grants shall include cash short-term incentive awards and equity-based long-term incentive awards that have been awarded and/or vested based upon achievement of specific financial or operational goals which were deemed to have been achieved but which, following restatement, are considered to no longer have been achieved. To be effective, intention to claw back awards, which have already vested and been exercised, must be notified to the Director or Executive Officer within 24 months of the award having vested. The Remuneration Committee may effect a clawback either through a cash or equity repayment by the individual, or via an adjustment to an outstanding award that is yet to vest or that has vested but is not yet exercised.

Equity Retention Policy

To encourage executives to retain a meaningful amount of equity in the Company, the following equity retention policy for Director and Executive Officers took effect from February 5, 2015. The purpose of this policy is to encourage ownership of the Company’s shares, promote alignment of the long-term interests of the Director and Executive Officers with those of our shareholders, and promote our commitment to sound corporate governance. The policy is applicable to our Director and Executive Officers and certain other members of our leadership team, as nominated by our Chief Executive Officer. Under the policy, covered Directors and officers must retain an agreed proportion of each new equity grant issued to them after January 1, 2015, subject to the payment of any applicable taxes, for a period of five years from vesting until an overall level of share ownership is achieved. The target level of ownership equates to four times basic salary for the Chief Executive Officer and two times basic salary for the other directors and officers. The target deadline for achieving the ownership requirement is intended to be five years from implementation of the policy. Existing shareholdings or direct purchases of equity by executives shall contribute towards attainment of the targeted shareholding cap. The committee retains the power to consider an individual ineligible for future equity incentive grants if the required target has not been achieved in a timely manner, subject to the consideration of individual circumstances.

Tax Deductibility

Prior to the Tax Cuts and Jobs Act signed into U.S. law in December 2017 (the “TCJA”), Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally limited the U.S. federal corporate income tax deduction for compensation paid to a corporation’s CEO and its three other most highly compensated executives (other than the CFO) to $1.0 million annually, unless certain requirements were satisfied.  The TCJA contained significant changes to Section 162(m) of the Code, including the elimination of the performance-based compensation exception to Section 162(m) for corporate tax years beginning after December 31, 2017 and an expansion of employees covered by the provision. Section 162(m) now covers the CFO or any individual who served as the CFO in the relevant taxable year. In addition, once an individual becomes a “covered employee” under Section 162(m) for any taxable year beginning after December 31, 2016, this status carries forward to all future years, even in the event of the employee’s termination or death.  The act provides limited transition relief for certain “performance-based” compensation, specifying that compensation payable pursuant to a written binding contract which was in effect on November 2, 2017 and which was not modified in any material respect on or after that date is “grandfathered,” i.e., remains eligible for the “performance-based” pay exception to Section 162(m) (i.e., remains deductible even if in excess of $1.0 million).

As a foreign private issuer, Section 162(m) did not apply to us prior to October 1, 2018.  In addition, several of our executive officers who are covered employees for purposes of Section 162(m) perform their services primarily in the United Kingdom and as a result, our deduction for their compensation is not limited by Section 162(m).  Because of these two factors, the $1.0 million compensation deduction limitation of Section 162(m) and its exception to the $1.0 million deduction limitation for performance-based compensation have not been significant considerations for us when designing and implementing our executive officers’ compensation program in prior years and will not be significant considerations in future years.

We believe that under the TCJA transition relief for “performance-based” compensation, amounts that may become payable to our executive officers who are covered employees in respect of incentive compensation awards granted to them prior to November 2, 2017 may be grandfathered, and therefore, not subject to Section 162(m)’s $1.0 million deduction limitation.  However, we will continue to evaluate whether the TCJA transition relief for “performance-based,” compensation is available in light of recently-issued guidance from the Internal Revenue Service and any subsequent guidance the may be issued. In addition, some of the foregoing incentive compensation that may become payable to our executive officers who are covered employees may be deductible on our United Kingdom tax return, and therefore, not limited by Section 162(m) in any event.

General Discretions Relating to the Operation of Incentive Plans

The Remuneration Committee will operate all incentive plans in accordance with LTIP rules and will retain full discretion over a number of areas relating to the operation and administration of these plans. This includes, but is not limited to, determining eligibility, setting performance conditions, determining the extent to which performance conditions are achieved, leaver terms and the vehicle of delivery.

Approach to Recruitment Remuneration

The remuneration package for a new director or executive officer, to include basic salary, benefits, pension, annual bonus/short-term incentive and long-term incentive awards, will be set in accordance with the terms of the Company’s prevailing approved Remuneration Policy at the time of appointment. The Remuneration Committee will consider the role, responsibility and experience of the candidate and will seek independent advice and market data to help derive an appropriate level of remuneration in order to secure the right candidate with the required skills and experience for the role. To facilitate recruitment, the Remuneration Committee may offer additional cash and/or share-based remuneration to take account of, and compensate for, remuneration that the director is required to relinquish when leaving a former employer. Any such offer would take into account the nature, time horizon and performance conditions attached to any such remuneration and would seek to offer no more than the potential value of the remuneration opportunity being relinquished. For an internal executive director appointment, any variable pay element awarded in respect of the prior role will be allowed to pay out according to its terms. In addition, any other contractual remuneration obligations existing prior to appointment may continue. For external and internal appointments, the Remuneration Committee may agree that the Company will provide reasonable relocation support. In all cases, the Remuneration Committee will ensure that decisions made are in the best interests of the Company. The remuneration for any non-executive appointments will be set in accordance with the prevailing Remuneration Policy. Typically, the first grant of equity-based incentive awards made after appointment of a new non-executive to the board of directors will be increased by 50%. No additional cash payments will usually be made.

U.S. Domestic Issuer Status

Effective October 1, 2018, we began filing periodic reports with the SEC as a U.S. domestic issuer, after we determined that, as of March 31, 2018, we no longer qualified as a foreign private issuer under SEC rules. As a U.S. domestic issuer, we must now, for the first time, make our SEC filings under the rules applicable to U.S. domestic issuers, and must include certain disclosures that were not previously required, including this Compensation Discussion and Analysis.

Remuneration Committee Report

The Remuneration Committee has reviewed and discussed this “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K with our executives. Based upon this review and discussions, the Remuneration Committee recommended to the board of directors that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K.

Members of the Compensation Committee:

Thomas Lynch

Cabot Brown

Alicia Secor

2018 Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the fiscal years ended September 30, 2018, 2017 and 2016.  No stock awards were granted to the named executive officers during the periods presented and the Company does not have any non-equity incentive plan. The U.S. Dollar amounts in the table below were converted from local currency using the relevant 2018 annual average exchange rates of $1.345719 U.S. Dollars per British Pound Sterling.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Justin Gover Executive Director and Chief Executive Officer	2018	579,853	330,186	4,727,235	—	35,272	5,672,546
	2017	519,374	462,636	3,665,483	—	68,803(3)	4,716,296
	2016	438,218	206,128	2,359,058	—	120,605(3)	3,124,008
Scott Giacobello Chief Financial Officer(4)	2018	389,423	154,110	2,192,307	—	34,783	2,770,623
	2017	207,279	—	1,495,926	—	18,947(5)	1,722,151

Julian Gangolli President, North America	2018	427,513	252,347	2,372,444	—	32,252	3,084,556
	2017	420,921	414,756	2,257,275	—	19,104(6)	3,112,056
	2016	386,344	102,077	2,132,379	—	3,966(6)	2,624,765

Volker Knappertz Chief Medical Officer(7)	2018	427,269	132,329	1,778,294	—	108,801	2,446,693
	2017	150,585	49,073	2,084,127	—	7,759(8)	2,291,544

Doug Snyder Chief Legal Officer(9)	2018	417,096	89,863	2,025,121	—
	2017	69,096	—	1,792,934	—	34,563(10)	2,566,643

(1)

This column represents short-term incentive bonus awards granted to each member of the Executive Team who had been present throughout all of 2017 relating to achievements in the 2017 calendar year, equivalent to 60% of their 2017 basic salary. Those members of the Executive Team who joined during 2017, being the Chief Medical Officer, Chief Financial Officer and Chief Legal Officer, were awarded a short-term incentive bonus award based upon 50% of their pro-rata basic salary.

(2)

This column reflects the aggregate grant date fair value of time- and milestone-based stock option awards granted in each year and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures, assuming achievement of all vesting conditions. Assumptions used in the calculations for these amounts are set forth in Note 7 to our consolidated financial statements included elsewhere in this Annual Report.

(3)	These amounts represent the value of the personal benefits granted to Mr. Gover, which include medical and life insurance, and the Company's contribution into money purchase and 401(k) plan.
(4)	Mr. Giacobello was appointed our Chief Financial Officer in March 2017.
(5)	These amounts represent the value of the personal benefits granted to Mr. Giacobello, which include medical and life insurance, and the Company's contribution into money purchase and 401(k) plan.
(6)

These amounts represent the value of the personal benefits granted to Mr. Gangolli, which include car allowance and medical and life insurance, and the Company's contribution into money purchase and 401(k) plan.

(7)	Mr. Knappertz was appointed our Chief Medical Office in May 2017.
(8)	These amounts represent the value of the personal benefits granted to Mr. Knappertz, which include medical and life insurance.
(9)	Mr. Snyder was appointed our Chief Legal Officer in July 2017.
(10)	These amounts represent the value of the personal benefits granted to Mr. Snyder, which include medical and life insurance. and the Company's contribution into money purchase and 401(k) plan.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based option awards to the named executive officers during the fiscal year 2018.  The Company does not have any non-equity incentive plans.  All grants set forth below have been issued under the Company's 2017 LTIP.

Name	Approval Date	Grant Date	Award Type	Target ($)	Maximum ($)	Exercise or Base Price of Option Awards ($ per ADS)	Grant Date Fair Value of Share and Option Awards ($)
Justin Gover President and Chief Executive Officer	1/2/2018	02/26/18	Long-Term Incentive grant ("LTI")	536,580	536,580	$0.012 per ADS for 75% of the grant (402,435) and $115.31 per ADS for 25% of the grant (134,145)	4,727,235
Scott Giacobello Chief Financial Officer	1/2/2018	02/26/18	LTI	248,844	248,844	$0.012 per ADS for 75% of the grant (186,633) and $115.31 per ADS for 25% of the grant (62,211)	2,192,307
Julian Gangolli President, North America	1/2/2018	2/26/18	LTI	269,292	269,292	$0.012 per ADS for 75% of the grant (201,969) and $115.31 per ADS for 25% of the grant (67,323)	2,372,444
Volker Knappertz Chief Medical Officer	1/2/2018	2/26/18	LTI	201,852	201,852	$0.012 per ADS for 75% of the grant (151,389) and $115.31 per ADS for 25% of the grant (50,463)	1,778,294

Doug Snyder Chief Legal Officer	1/2/2018	2/26/18	LTI	229,872	229,872	$0.012 per ADS for 75% of the grant (172,404) and $115.31 per ADS for 25% of the grant (57,468)	2,025,121

Narrative to the Summary Compensation Table and Grants of Plan-Based Awards

The amounts reported in the Summary Compensation Table, including base salary, stock awards, option awards, and payments made under the Companyt’s 2017 LTIP, are described more fully under “Compensation Discussion and Analysis.”

2018 Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding outstanding stock option awards at September 30, 2018 for our named executive officers:

				Option Awards
Name	Award Type(1)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Option Exercise Price ($)	Option Expiration Date
Justin Gover	Stock Options	06/24/15	⸻	10,679	10,679	0.0013(2)	12/24/2019
	Stock Options	06/24/15	⸻	45,249	45,249	0.0013(2)	12/24/2018
	Stock Options	06/24/15	⸻	75,874	75,874	8.7364(2)	06/24/2025
	Stock Options(3)	02/15/16	30,334	60,668	60,668	0.0013(2)	(3)
	Stock Options	02/15/16	⸻	404,455	404,455	0.0013(2)	03/15/2020
	Stock Options	02/15/16	⸻	213,245	213,245	3.3461(2)	02/15/2026
	Stock Options	01/06/17	⸻	17,517	17,517	0.0013(2)	03/15/2019
	Stock Options	01/06/17	⸻	17,517	17,517	0.0013(2)	03/15/2020
	Stock Options	01/06/17	⸻	17,517	17,517	0.0013(2)	03/15/2021
	Stock Options	01/06/17	⸻	17,517	17,517	0.0013(2)	03/15/2022
	Stock Options	01/06/17	⸻	233,568	233,568	0.0013(2)	03/15/2021
	Stock Options	01/06/17	⸻	142,344	142,344	9.8117	01/06/2027
	Stock Options	02/28/18	⸻	22,440	22,440	0.0013(2)	03/15/2020
	Stock Options	02/28/18	⸻	22,440	22,440	0.0013(2)	03/15/2021
	Stock Options	02/28/18	⸻	22,440	22,440	0.0013(2)	03/15/2022
	Stock Options	02/28/18	⸻	22,440	22,440	0.0013(2)	03/15/2023
	Stock Options	02/28/18	⸻	299,196	299,196	0.0013(2)	03/15/2022
	Stock Options	02/28/18	⸻	147,624	147,624	9.6092	02/26/2028
Scott Giacobello	Stock Options	05/18/17	⸻	8,136	8,136	0.0013(2)	03/15/2020
	Stock Options	05/18/17	⸻	8,136	8,136	0.0013(2)	03/15/2021
	Stock Options	05/18/17	⸻	8,136	8,136	0.0013(2)	03/15/2022
	Stock Options	05/18/17	⸻	108,468	108,468	0.0013(2)	03/15/2021

				Option Awards
Name	Award Type(1)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Option Exercise Price ($)	Option Expiration Date
	Stock Options	05/18/17	⸻	67,164	67,164	8.6433	05/18/2027
	Stock Options	02/26/18	⸻	10,407	10,407	0.0013(2)	03/15/2020
	Stock Options	02/26/18	⸻	10,407	10,407	0.0013(2)	03/15/2021
	Stock Options	02/26/18	⸻	10,407	10,407	0.0013(2)	03/15/2022
	Stock Options	02/26/18	⸻	10,407	10,407	0.0013(2)	03/15/2023
	Stock Options	02/26/18	⸻	138,756	138,756	0.0013(2)	03/15/2022
	Stock Options	02/26/18	⸻	68,460	68,460	9.6092	02/26/2028
Julian Gangolli	Stock Options	06/24/15	⸻	10,609	10,609	0.0013(2)	12/24/2019
	Stock Options	06/24/15	⸻	75,369	75,369	8.7364(2)	06/24/2025
	Stock Options	02/15/16	⸻	27,419	27,419	0.0013(2)	03/15/2020
	Stock Options	02/15/16	⸻	27,420	27,420	0.0013(2)	03/15/2021
	Stock Options	02/15/16	⸻	365,591	365,591	0.0013(2)	03/15/2020
	Stock Options	02/15/16	⸻	192,755	192,755	3.3461(2)	02/15/2026
	Stock Options	01/06/17	⸻	10,788	10,788	0.0013(2)	03/15/2020
	Stock Options	01/06/17	⸻	10,788	10,788	0.0013(2)	03/15/2021
	Stock Options	01/06/17	⸻	10,788	10,788	0.0013(2)	03/15/2022
	Stock Options	01/06/17	⸻	143,832	143,832	0.0013(2)	03/15/2021
	Stock Options	01/06/17	⸻	87,660	87,660	9.8117	01/06/2027
	Stock Options	02/26/18	⸻	11,262	11,262	0.0013(2)	03/15/2020
	Stock Options	02/26/18	⸻	11,262	11,262	0.0013(2)	03/15/2021
	Stock Options	02/26/18	⸻	11,262	11,262	0.0013(2)	03/15/2022
	Stock Options	02/26/18	⸻	11,262	11,262	0.0013(2)	03/15/2023
	Stock Options	02/26/18	⸻	150,156	150,156	0.0013(2)	03/15/2022
	Stock Options	02/26/18	⸻	74,088	74,088	9.6092	02/26/2028
Volker Knappertz	Stock Options	05/18/17	⸻	12,144	12,144	0.0013(2)	03/15/2020
	Stock Options	05/18/17	⸻	12,144	12,144	0.0013(2)	03/15/2021
	Stock Options	05/18/17	⸻	12,156	12,156	0.0013(2)	03/15/2022
	Stock Options	05/18/17	⸻	121,476	121,476	0.0013(2)	03/15/2021
	Stock Options	05/18/17	⸻	150,444	150,444	8.6433	05/18/2027
	Stock Options	02/26/18	⸻	8,442	8,442	0.0013(2)	03/15/2020

				Option Awards
Name	Award Type(1)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Option Exercise Price ($)	Option Expiration Date
	Stock Options	02/26/18	⸻	8,442	8,442	0.0013(2)	03/15/2021
	Stock Options	02/26/18	⸻	8,442	8,442	0.0013(2)	03/15/2022
	Stock Options	02/26/18	⸻	8,442	8,442	0.0013(2)	03/15/2023
	Stock Options	02/26/18	⸻	112,548	112,548	0.0013(2)	03/15/2022
	Stock Options	02/26/18	⸻	55,536	55,536	9.6092	02/26/2028
Douglas Snyder	Stock Options	08/10/17	⸻	9,180	9,180	0.0013(2)	03/15/2020
	Stock Options	08/10/17	⸻	9,180	9,180	0.0013(2)	03/15/2021
	Stock Options	08/10/17	⸻	9,180	9,180	0.0013(2)	03/15/2022
	Stock Options	08/10/17	⸻	122,364	122,364	0.0013(2)	03/15/2021
	Stock Options	08/10/17	⸻	82,956	82,956	9.8117	08/10/2027
	Stock Options	02/26/18	⸻	9,612	9,612	0.0013(2)	03/15/2020
	Stock Options	02/26/18	⸻	9,612	9,612	0.0013(2)	03/15/2021
	Stock Options	02/26/18	⸻	9,612	9,612	0.0013(2)	03/15/2022
	Stock Options	02/26/18	⸻	9,612	9,612	0.0013(2)	03/15/2023
	Stock Options	02/26/18	⸻	128,712	128,712	0.0013(2)	03/15/2022
	Stock Options	02/26/18	⸻	63,252	63,252	9.6092	02/26/2028

(1)	All option grants set forth above have been issued under the Company's 2017 LTIP.
(2)	Converted from British Pound Sterling to U.S. Dollars using currency ratio of 1.00 British Pound Sterling = 1.302 U.S. Dollars as of September 28, 2018.
(3)

30,334 shares vested on February 15, 2018 and will expire on March 15, 2019; 30,334 shares will vest on February 15, 2019 and will expire on March 15, 2020; and 30,334 shares will vest on February 15, 2020 and will expire on March 15, 2021.

2018 Option Exercises and Stock Vested

The following table sets forth the number of shares acquired by the named executive officers upon the exercise of stock options in fiscal year 2018 as well as the value realized at that time. The value realized represents the aggregate difference between the fair market value of shares on the dates of exercise or vesting and the exercise prices, if any, multiplied by the number of shares acquired upon exercise or vesting, prior to payment of any applicable withholding taxes.

	Option Awards
Name	Number of Shares, Acquired on Exercise	Value Realized on Exercise($)
Justin Gover	216,768	$2,270,266
Scott Giacobello	8,136	$101,870
Doug Snyder	9,180	$103,964
Julian Gangolli	190,247	$2,114,802
Volker Knappertz	12,144	$152,053

Pension, Retirement and Similar Benefits

For the year ended September 30, 2018, we and our subsidiaries contributed a total of $0.1 million into money purchase plans to provide pension, retirement or similar benefits to our directors and members of the executive management board. The Company does not operate any pension plans directly.

Nonqualified Deferred Compensation

There was no non-qualified deferred compensation for the fiscal year 2018.

Employment Agreements

Justin Gover

On February 26, 2013, GW Research Limited entered into a service agreement with Mr. Gover, our Chief Executive Officer. Mr. Gover’s service agreement provides that his service will continue until either party provides no less than 12 months’ written notice. Upon notice of termination, GW Research Limited may require Mr. Gover not to attend work for all or any part of the period of notice, during which time he will continue to receive his salary and other contractual entitlements. GW Research Limited may terminate Mr. Gover’s employment with immediate effect at any time by notice in writing for certain circumstances as described in his service agreement, including bankruptcy, criminal convictions, gross misconduct or serious or repeated breaches of obligations of his service.

Mr. Gover’s service agreement provides for a base salary of £281,061 per annum (to be reviewed annually), plus a monthly pension contribution of 17.5% of salary, car allowance of £15,600 per annum, permanent health insurance coverage, life assurance coverage and private health insurance, and a bonus on such terms and of such amount as approved from time to time by the Remuneration Committee in its sole discretion.

Mr. Gover’s service agreement provides that, for 12 months following termination of his employment with GW Research Limited, he will not entice, induce or encourage any customer or employee to end their relationship with GW Research Limited or any other member of the Group, solicit or accept business from customers or engage in competitive acts more fully described in his service agreement.

On July 21, 2015, (i) this service agreement was novated to GW Pharmaceuticals plc by GW Research Limited and at the same time Mr. Gover’s commitment to GW Pharmaceutical plc was reduced to no more than 30 days per annum, to be worked outside the U.S., and his base salary was reduced pro rata to £33,079 ($51,482) per annum (to be reviewed annually) and his entitlement to a car allowance and private health insurance from GW Pharmaceuticals plc were removed, and (ii) Greenwich Biosciences, Inc. (formerly GW Pharmaceuticals Inc.), entered into a service agreement with Mr. Gover, which provides that his service will continue until either party provides no less than 12 months’ written notice. Upon notice of termination, Greenwich Biosciences, Inc. may require Mr. Gover not to attend work for all or any part of the period of notice, during which time he will continue to receive his salary and other contractual entitlements. GW Research Limited may terminate Mr. Gover’s employment with immediate effect at any time by notice in writing for certain circumstances as described in his service agreement, including bankruptcy, criminal convictions, gross misconduct or serious or repeated breaches of obligations of his service.

Mr. Gover’s service agreement with Greenwich Biosciences, Inc. provides for a base salary of  $446,177 per annum less the amount to be paid to Mr. Gover by GW Pharmaceuticals plc in the U.K. in respect of his role as its Chief Executive Officer (initially $51,482 per annum), plus a monthly pension contribution of 17.5% of salary once Greenwich Biosciences, Inc. has established its 401(k) Plan, subject to the annual statutory cap of  $9,000 per annum, car allowance of  $24,279 per annum, permanent health insurance coverage, life assurance coverage and private health insurance, and a bonus on such terms and of such amount as approved from time to time by the Remuneration Committee in its sole discretion. With effect from March 2, 2018, Mr. Gover’s base salary was revised to $600,000 per annum, and entitlement to pension contributions and car allowance ceased.

Scott Giacobello

On February 21, 2017, Mr. Giacobello accepted an offer for the role of Chief Financial Officer from Greenwich Biosciences, Inc. (formerly GW Pharmaceuticals Inc.) with an effective start date of March 6, 2017.

Mr. Giacobello’s employment arrangement with Greenwich Biosciences, Inc. provides for a base salary of  $375,000 per annum, a target bonus of 50% of base salary on such terms and of such amount as approved from time to time by the Remuneration Committee in its sole discretion, plus life assurance coverage, matching contributions of up to 50% of the first 6% contributed by Mr. Giacobello to a 401(k) plan during any pay period, subject to the annual statutory cap of  $9,000 per annum and company-sponsored medical, dental, vision, life, AD&D and disability benefits.

Mr. Giacobello’s terms of employment specify that his employment is “at will” and may be terminated with immediate effect at any time upon giving notice in writing. However, with effect from August 2, 2017, Greenwich Biosciences, Inc. entered into a change in control and severance benefit plan participation agreement with Mr. Giacobello under which in the event Mr. Giacobello is the subject of an involuntary termination, or his service with Greenwich Biosciences, Inc. is otherwise terminated as a result of a change in control of Greenwich Biosciences, Inc. or GW Pharmaceuticals plc, or redundancy, he is entitled to receive between 9 and 18 months’ base salary (depending on the reason for termination), continued payment of health plan benefits for a period of between 9 and 18 months (depending on the reason for termination), and outplacement support. In the event his service is terminated as a result of a change in control of Greenwich Biosciences, Inc. or GW Pharmaceuticals plc, or redundancy, Mr. Giacobello is also entitled to a severance bonus of up to 1.5 times his target bonus (depending on the reason for termination) and the vesting and exercisability of some or all of his unvested equity awards shall be accelerated (depending on the reason for termination). With effect from March 2, 2018, Mr. Giacobello’s base salary was revised to $400,000 per annum.

Julian Gangolli

On May 6, 2015, Greenwich Biosciences, Inc. (formerly GW Pharmaceuticals Inc.) entered into a service agreement with Mr. Gangolli, our President, North America. Mr. Gangolli’s service agreement provides that his service will continue until either party provides no less than one month’s written notice.

Upon notice of termination, Greenwich Biosciences, Inc. may pay Mr. Gangolli his salary in lieu of giving a month’s written notice. However, with effect from July 12, 2017, Greenwich Biosciences, Inc. entered into a change in control and severance benefit plan participation agreement with Mr. Gangolli under which in the event Mr. Gangolli is the subject of an involuntary termination, or his service with Greenwich Biosciences, Inc. is otherwise terminated as a result of a change in control of Greenwich Biosciences, Inc. or GW Pharmaceuticals plc, or redundancy, he is entitled to receive between 9 and 18 months’ base salary (depending on the reason for termination), continued payment of health plan benefits for a period of between 9 and 18 months (depending on the reason for termination), outplacement support. In the event his service is terminated as a result of a change in control of Greenwich Biosciences, Inc. or GW Pharmaceuticals plc, or redundancy, Mr. Gangolli is also entitled to a severance bonus of up to 1.5 times his target bonus (depending on the reason for termination) and the vesting and exercisability of some or all of his unvested equity awards shall be accelerated (depending on the reason for termination).

Mr. Gangolli’s service agreement with Greenwich Biosciences, Inc. provides for a base salary of $400,000 per annum (to be reviewed annually), less any amounts paid under his service agreement with GW Pharmaceuticals plc (described below), a bonus on such terms and of such amount as approved from time to time by the Remuneration Committee in its sole discretion, life assurance coverage, matching contributions of up to 50% of the first 6% contributed by Mr. Gangolli to a 401(k) plan, subject to the annual statutory cap of  $9,000 per annum and company-sponsored medical, dental and vision benefits. With effect from January 1, 2017, Mr. Gangolli’s base salary was revised to $432,874 per annum.

Volker Knappertz

On April 20, 2017, Dr. Knappertz accepted an offer for the role of Chief Medical Officer from Greenwich Biosciences, Inc. with an effective start date of May 15, 2017.

Dr. Knappertz’s employment arrangement with Greenwich Biosciences, Inc. provides for a base salary of  $420,000 per annum, a one-time retention bonus of  $79,000 should Dr. Knappertz remain continuously employed by Greenwich Biosciences, Inc. at December 31, 2017, a target bonus of 50% of base salary on such terms and of such amount as approved from time to time by the Remuneration Committee in its sole discretion, plus life assurance coverage, matching contributions of up to 50% of the first 6% contributed by Dr. Knappertz to a 401(k) plan during any pay period, subject to the annual statutory cap of  $9,000 per annum, and company-sponsored medical, dental, vision, life, AD&D and disability benefits.

Dr. Knappertz’s terms of employment specify that his employment is “at will” and may be terminated with immediate effect at any time upon giving notice in writing. However, with effect from July 13, 2017, Greenwich Biosciences, Inc. entered into a change in control and severance benefit plan participation agreement with Dr. Knappertz under which in the event Dr. Knappertz is the subject of an involuntary termination, or his service with Greenwich Biosciences, Inc. is otherwise terminated as a result of a change in control of Greenwich Biosciences, Inc. or GW Pharmaceuticals plc, or redundancy, he is entitled to receive between 9 and 18 months’ base salary (depending on the reason for termination), continued payment of health plan benefits for a period of between 9 and 18 months (depending on the reason for termination), and outplacement support. In the event his service is terminated as a result of a change in control of Greenwich Biosciences, Inc. or GW Pharmaceuticals plc, or redundancy, Dr. Knappertz is also entitled to a severance bonus of up to 1.5 times his target bonus (depending on the reason for termination) and the vesting and exercisability of some or all of his unvested equity awards shall be accelerated (depending on the reason for termination). With effect from March 2, 2018, Mr. Knappertz’s base salary was revised to $432,600 per annum.

Doug Snyder

On May 8, 2017, Mr. Snyder accepted an offer for the role of Chief Legal Officer from Greenwich Biosciences, Inc. with an effective start date anticipated to be July 10, 2017. Mr. Snyder’s employment commenced on July 24, 2017.

Mr. Snyder’s employment arrangement with Greenwich Biosciences, Inc. provides for a base salary of $410,000 per annum, a target bonus of 50% of base salary on such terms and of such amount as approved from time to time by the Remuneration Committee in its sole discretion, plus life assurance coverage, matching contributions of up to 50% of the first 6% contributed by Mr. Snyder to a 401(k) plan during any pay period, subject to the annual statutory cap of  $9,000 per annum, and company-sponsored medical, dental, vision, life, AD&D and disability benefits. Mr. Snyder is also entitled to receive relocation assistance in the amount of up to $30,000, which is repayable in whole or part if he voluntarily leaves his employ with Greenwich Biosciences, Inc. or is dismissed for cause, within 24 months from September 30, 2017.

Mr. Snyder’s terms of employment specify that his employment is “at will” and may be terminated with immediate effect at any time upon giving notice in writing. However, with effect from August 9, 2017, Greenwich Biosciences, Inc. entered into a change in control and severance benefit plan participation agreement with Mr. Snyder under which in the event Mr. Snyder is the subject of an involuntary termination, or his service with Greenwich Biosciences, Inc. is otherwise terminated as a result of a change in control of Greenwich Biosciences, Inc. or GW Pharmaceuticals plc, or redundancy, he is entitled to receive between 9 and 18 months’ base salary (depending on the reason for termination), continued payment of health plan benefits for a period of between 9 and 18 months (depending on the reason for termination), and outplacement support. In the event his service is terminated as a result of a change in control of Greenwich Biosciences, Inc. or GW Pharmaceuticals plc, or redundancy, Mr. Snyder is also entitled to a severance bonus of up to 1.5 times his target bonus (depending on the reason for termination) and the vesting and exercisability of some or all of his unvested equity awards shall be accelerated (depending on the reason for termination). With effect from March 2, 2018, Mr. Snyder’s base salary was revised to $422,300 per annum.

2018 Potential Payments Upon Termination or Change in Control

The table below shows the benefits potentially payable to each of our named executive officers assuming the named executive officer’s employment was terminated without cause or for good reason within twenty-four (24) months of a change of control and such termination occurred on September 30, 2018, the last business day of fiscal year 2018.

Name	Base Salary ($)	Bonus Payment ($)	Accelerated Vesting of Options(1) ($)	Continuation of Health Benefits ($)	Total ($)
Justin Gover(2)	600,000	⸻	20,279,873	26,014	20,905,887
Scott Giacobello	600,000	300,000	5,222,913	39,020	6,161,933
Doug Snyder	633,450	316,725	5,238,879	39,020	6,228,074
Julian Gangolli	649,271	649,271	14,435,653	39,020	15,773,215
Volker Knappertz	648,900	324,450	5,510,171	31,397	6,514,918

(1)

The value of the accelerated vesting of options equals the difference (if positive) between the option exercise price and the closing price per share of our ADSs on September 28, 2018 ($172.74), multiplied by the number of shares that would have been accelerated upon a termination occurring on September 30, 2018.

(2)	Treatment of acceleration of options is subject to Remuneration Committee discretion. The disclosure assumes full vesting of all options.

2018 Pay Ratio

Pursuant to a mandate of the Dodd–Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s total annual compensation to the total annual compensation of the principal executive officer (“PEO”). The PEO of our Company is Justin Gover, our Chief Executive Officer.

We believe that our compensation philosophy must be consistent and internally equitable to motivate our employees to create shareholder value. The purpose of the new required disclosure is to provide a measure of pay equity within the organization. We are committed to internal pay equity, and our Remuneration Committee monitors the relationship between the pay our PEO receives and the pay our non-executive employees receive.

As illustrated in the table below, our 2018 PEO to median employee pay ratio was approximately 67:1.

PEO 2018 Compensation	$5,647,650
Median Employee 2018 Compensation	$84,561
Ratio of PEO to Median Employee Compensation	67:1

We identified the median employee using annualized base salary and salary allowances at September 30, 2018 and bonus potential to be earned in 2018. Equity awards were excluded from the calculation of determining the median employee due to the high volume of staff who had joined our Company during 2018. Equity awards were then included to the median employee to ensure comparability with the PEO.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Director Compensation

Non-Employee Director Compensation

The policy table below describes the Remuneration Policy for non-executive directors and seeks to explain how each element of the non-executive directors’ remuneration packages operates:

Elements of remuneration	Propose and link to strategy	Operation	Maximum	Performance targets
Non-Executive Fees	Reflects time commitments and responsibilities of each role. Reflects fees paid by similarly sized companies.

The remuneration of the non-executive Directors will be determined by the board of directors as a whole by reference to market practice and market data, on which the committee receives independent advice, and reflects the individual’s experience, scope of the role, time commitment and changes to the job responsibilities.

Fees typically consist of a basic fee for non-executive Director responsibilities plus incremental fees for additional roles/responsibilities such as chairmanship of the board of directors sub-committees, senior non-executive Director and US representative Director roles

Fees can be paid in the form of cash or shares to be held until the individual retires from the board of directors. Any element of fees paid in the form of shares will not be subject to performance conditions

The non-executive Directors do not receive any pension from the Company, nor do they participate in any performance-related incentive plans.

Future equity-based awards will be subject to the equity retention policy set out above.

			The value of individuals' aggregate fees will not exceed the 75th percentile of peer group comparator data.	Not Applicable

2018 Director Compensation

The following table shows the compensation paid in fiscal year 2018 to the Company’s non-employee directors:

Name	Fees Earned or Paid in Cash ($)		Option Awards($)	All other Compensation ($)		Total ($)
Dr. Geoffrey Guy	568,522	(1)	3,437,558	364,703	(2)	4,370,783
James Noble	92,000		240,718	—		332,718
Cabot Brown	90,000		240,718	—		330,718
Thomas Lynch	—		240,718	—		240,718
Catherine Mackey	54,385		361,072	—		415,456
Alicia Secor	52,442		361,072	—		413,514
William Waldegrave	48,750		361,072	18,532	(3)	428,353

(1)	Includes payments made under his service agreement, dated March 14, 2013, with the Company pursuant to which Dr. Guy receives a salary for his services as Executive Chairman.
(2)	Dr. Guy’s other compensation relates to bonus paid for his service as Executive Chairman.
(3)	Represents payments made pursuant to a Consultancy Agreement by and between the Company and Lord Waldegrave dated June 28, 2017, pursuant to which advisory services were provided to the Board.

Executive Chairman Service Agreement

On March 14, 2013, GW Research Limited entered into a service agreement with Dr. Guy, our Chairman and Founder. Dr. Guy’s service agreement provides that his service will continue until either party provides no less than 12 months’ written notice. GW Research Limited may terminate Dr. Guy’s employment with immediate effect at any time by notice in writing for certain circumstances as described in his service agreement, including bankruptcy, criminal convictions, gross misconduct or serious or repeated breaches of obligations of his service.

Dr. Guy’s service agreement provides for a base salary of £341,794 per annum (to be reviewed annually), a car allowance of £24,960 per annum, plus a monthly pension contribution of 17.5% of salary, permanent health insurance coverage, life assurance coverage and private health insurance, and a bonus on such terms and of such amount as approved from time to time by the Remuneration Committee in its sole discretion. With effect from March 1, 2018, Dr Guy’s base salary was reduced from £451,684 to £400,000 per annum and his entitlement to receive an annual short-term bonus award ceased. Dr Guy remains eligible to participate in awards of equity incentives as approved from time to time by the Remuneration committee in its sole discretion. Dr. Guy’s service agreement provides that for 12 months following termination of his employment with GW Research Limited, he will not entice, induce or encourage any customer or employee to end their relationship with GW Research Limited or any other member of the Group, solicit or accept business from customers or engage in competitive acts more fully described in his service agreement.

Remuneration Committee Interlocks and Insider Participation

The Remuneration Committee currently consists of Thomas Lynch (chair), Cabot Brown and Alicia Secor.  During fiscal year 2018, no member of the Remuneration Committee was an employee, officer or former officer of the Company or any of its subsidiaries. During fiscal year 2018, no member of the Remuneration Committee had a relationship that must be described under the SEC rules relating to disclosure of related party transactions. During fiscal year 2018, none of our Executive Officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the board of directors or the Remuneration Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table describes, as of September 30, 2018, the beneficial ownership of our ordinary shares (and our ADSs, each of which represents 12 ordinary shares) by:

•	each person we believe beneficially holds more than 5% of the outstanding ordinary shares based solely on our review of SEC filings;
•	each of our named Executive Officers;
•	each of our Directors; and
•	all of our Directors and Executive Officers as a group.

Beneficial Owner	Ordinary Shares Beneficially Owned***	Percent of Ordinary Shares Outstanding ****
Beneficial Owners of More than 5% of Our Ordinary Shares
Capital Research Global Investors(1)	40,506,960	11.9%
Capital World Investors(2)	30,205,080	8.9%
Scopia Capital Management LP(3)	17,874,684	5.2%
Named Executive Officers and Directors:*
Dr. Geoffrey Guy(4)	9,485,789	2.5%
Justin Gover(5)	2,700,250	**
Adam George(6)	281,008	**
Julian Gangolli(7)	187,449	**
James Noble(8)	110,101	**
Cabot Brown(8)	89,801	**
Thomas Lynch(8)	82,601	**
Chris Tovey(9)	8,971	**
Scott Giacobello(10)	5,364	**
Dr. Catherine Mackey	—	**
Alicia Secor	—	**
William Waldegrave	—	**
Doug Snyder	—	**
Volker Knappertz	—	**
All Directors and Executive officers as a group (14 persons)	12,763,885	3.5%

*

Unless otherwise indicated, the address for each of the shareholders in the table below is c/o GW Pharmaceuticals plc, Sovereign House, Vision Park, Chivers Way, Histon, Cambridge, CB24 9BZ, United Kingdom.

**	Represents less than 1%.
***

For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any ordinary shares with respect to which such person has (or has the right to acquire within 60 days) sole or shared voting power or investment power.

****	Percentage of beneficial ownership is based on 340,246,840 ordinary shares outstanding at September 30, 2018.
(1)

Based solely on a Schedule 13G/A filed with the SEC on November 7, 2018 by Capital Research Global Investors. Capital Research Global Investors, a U.S. based investment management company, holds these shares in the form of ADSs and has sole dispositive and voting power over the shares. Their business address is 333 South Hope Street, Los Angeles, CA 90071.

(2)

Based solely on a Schedule 13G filed with the SEC on November 8, 2018 by Capital World Investors, a division of CRMC. Capital World Investors divisions of CRMC and Capital International Limited collectively provide investment management services under the name Capital World Investors. Capital World Investors has sole voting and dispositive power over the shares and held these shares in ADSs. Capital World Investors’ business address is 333 South Hope Street, Los Angeles, CA 90071.

(3)

Based solely on a Schedule 13G filed with the SEC on November 8, 2018 by (i) Scopia Capital Management LP, (ii) Scopia Management, Inc., (iii) Matthew Sirovich and (iv) Jeremy Mindich. Scopia Capital Management LP, Scopia Management, Inc., Matthew Sirovich and Jeremy Mindich reported shared voting and dispositive power as to 23,157,206 ordinary shares. These ordinary shares are held in the form of ADSs.  The address for the named holders is 152 West 57th Street, 33rd Floor, New York, NY 10019.

(4)

Includes 25,000 ordinary shares beneficially owned by Dr. Guy’s spouse, 403,925 ordinary shares held by a pension plan of which Dr. Guy and his spouse are beneficiaries and options to purchase 15,343 ordinary shares that have vested.

(5)

Includes 2,143,314 ordinary shares beneficially owned by The Gover Family Investment LLP, of which Mr. Gover owns 99% and the remaining 1% is held by his spouse. 2,143,308 of these shares are held in the form of ADSs. Also includes options to purchase 168,974 ordinary shares that have vested and 17,517 ordinary shares that will vest within 60 days after the date of this annual report.

(6)

Includes 5,921 shares held by his wife, 21,696 ordinary shares held by his personal pension plan and options to purchase 246,923 ordinary shares that have vested and 6,468 ordinary shares that will vest within 60 days after the date of this annual report.

(7)	Includes options to purchase 75,369 ordinary shares that have vested and 10,788 ordinary shares that will vest within 60 days after the date of this annual report.
(8)	Includes Options to purchase 82,601 ordinary shares that have vested.
(9)	Includes 2,503 ordinary shares held in the form of ADSs and options to purchase 6,468 ordinary shares that will vest within 60 days after the date of this annual report.
(10)	Held in the form of ADSs.

Our major shareholders do not have different voting rights. We are not aware of any arrangement that may, at a subsequent date, result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of September 30, 2018, certain information related to our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders
2017 Long Term Incentive Plan	6,393,924	$9.12 per ordinary share	8,416,167
2008 Long Term Incentive Plan(1)	7,736,034	$7.81 per ordinary share	—
Equity compensation plans not approved by security holders	—	—	—
Total	14,129,958	$8.39 per ordinary share	8,416,167

(1)	The 2008 Long Term Incentive Plan has expired and no awards may be granted under this plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than the compensation arrangements described below under the captions “Executive Compensation” and “Director Compensation,” we are not a party to any transactions involving an amount exceeding $120,000 between us and certain “related parties,” which are generally considered to be our Directors and Executive Officers, nominees for director, holders of 5% or more of our outstanding Ordinary Shares and members of their immediate families.

Approval of Related Party Transactions

We have adopted a related person transaction policy which sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any employee, director or beneficial owner of more than 3% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third-party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each Director, Executive Officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy. In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

Director Independence

We believe that the Company benefits from having a strong and independent board of directors. On an annual basis, our board of directors review the independence of all Directors under guidelines established by Nasdaq and in light of each director’s affiliations with the Company and members of management, as well as significant holdings of Company securities. This review considers all known relevant facts and circumstances in making an independence determination. The board of directors has determined that all of the Directors that currently serve on our board of directors are, and all of the Directors that served on the board of directors during the fiscal year ended September 30, 2018 were, independent, except for Dr. Geoffrey Guy and Justin Gover.

Item 14. Principal Accounting Fees and Services

Policy on Pre-Approval of Audit and Non-Audit Services of Independent Auditors

Our Audit Committee reviews and pre-approves the scope and the cost of audit services related to us and permissible non-audit services performed by the independent auditors, other than those for de minimis services which are approved by the Audit Committee prior to the completion of the audit. All of the services related to our company provided by Deloitte LLP and Deloitte & Touche LLP during the last fiscal year have been approved by the Audit Committee.

Principal Accountant Fees and Services

As previously reported in a Form 6-K filed on September 21, 2018, on August 7, 2018, the Company announced that in connection with the Company’s transition from foreign private issuer to domestic filer status which commenced on October 1, 2018 (when the Company will begin periodic reporting under the Exchange Act on domestic forms), the Company has appointed the U.S. firm of Deloitte & Touche LLP as principal auditor for the consolidated financial statements as of and for the year ending September 30, 2018. This decision was approved by the Audit Committee of the board of directors of the Company on May 3, 2018.

Audit Fees

The aggregate fees billed to the Company for the fiscal years ended September 30, 2018 and September 30, 2017 were for professional services rendered for the audit of our annual consolidated financial statements for the years ended September 30, 2018, 2017 and 2016, the audit of our internal control over financial reporting as of September 30, 2018, reviews of consolidated quarterly financial statements, statutory audits of the Company and its subsidiaries, issuance of comfort letters, consents and assistance with review of documents filed with the SEC.

Deloitte & Touche LLP

(in thousands)
Fiscal Year Ended September 30, 2018:	$1,002
Fiscal Year Ended September 30, 2017:	$—

Deloitte LLP

(in thousands)
Fiscal Year Ended September 30, 2018:	$550
Fiscal Year Ended September 30, 2017:	$830

Audit-Related Fees

Other than as disclosed above in audit fees, there were no audit-related fees for the fiscal years ended September 30, 2018 and 2017.

Tax Fees

Tax fees for the years ended September 30, 2018 and 2017 were paid for the following services: fees and related expenses billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and tax planning and structuring.

(in thousands)
Fiscal Year Ended September 30, 2018:	$29
Fiscal Year Ended September 30, 2017:	$—

All Other Fees

All other fees for the years ended September 30, 2018 and 2017 were paid mainly for subscriptions to technical accounting resources.

(in thousands)
Fiscal Year Ended September 30, 2018:	$2
Fiscal Year Ended September 30, 2017:	$—

The Audit Committee believes that the provision of all non-audit services rendered is compatible with maintaining independence of Deloitte LLP and Deloitte & Touche LLP.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

As part of this Annual Report on Form 10-K, the consolidated financial statements are listed in the accompanying index to financial statements on page F-1.

2. Financial Statement Schedules

None.

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1**	Amended and Restated Memorandum & Articles of Association of GW Pharmaceuticals plc.

4.1*

Form of specimen certificate evidencing ordinary shares (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

4.2(1)*

Form of Deposit Agreement among GW Pharmaceuticals plc, Citibank, N.A., as the depositary bank and all Holders and Beneficial Owners of ADSs issued thereunder (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

4.3(1)*

Form of American Depositary Receipt (included in Exhibit 2.2) (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.1†*

Licence and Distribution Agreement between Bayer AG Division Pharma and GW Pharma Limited., dated May 20, 2003 (incorporated by reference to Exhibit 10.1 to our Registration Statement on F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.2†*

Amendment Number 1 to the Licence and Distribution Agreement, dated November 4, 2003 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.3*

Amendment Number 2 to the Licence and Distribution Agreement between GW Pharma Limited. and Bayer Healthcare AG Division Pharma, dated January 14, 2004 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.4†*

Amendment Number 3 to the Licence and Distribution Agreement between GW Pharma Limited. and Bayer Healthcare AG Division Pharma, dated March 1, 2005 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.5†*

Amendment Number 4 to the Licence and Distribution Agreement between GW Pharma Limited. and Bayer Healthcare AG Division Pharma, dated May 10, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.6*

Amendment Number 5 to the Licence and Distribution Agreement between GW Pharma Limited. and Bayer Schering Pharma AG (f/k/a Bayer AG, Bayer HealthCare, Division Pharma), dated March 10, 2010 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.7 †*

Supply Agreement between Bayer AG and GW Pharma Limited, dated May 20, 2003 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.8 †*

Amendment Number 1 to the Supply Agreement between GW Pharma Limited. and Bayer Healthcare AG, dated November 4, 2003 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

Exhibit Number	Description of Exhibit

10.9 †*

Amendment Number 2 to the Supply Agreement between GW Pharma Limited. and Bayer Healthcare AG, dated May 10, 2005 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.10 †*

Amendment Number 3 to the Supply Agreement between GW Pharma Limited. and Bayer Schering Pharma AG (f/k/a Bayer AG, Bayer HealthCare, Division Pharma), dated March 10, 2010 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.11 †*

Product Commercialisation and Supply Consolidated Agreement between GW Pharma Limited and Almirall Prodesfarma, S.A., dated June 6, 2006 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.12 †*

Amendment No. 1 to the Product Commercialisation and Supply Consolidated Agreement between GW Pharma Limited. and Laboratories Almirall S.A., dated March 4, 2009 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.13 †*

Amendment to the Product Commercialisation and Supply Consolidated Agreement, dated June 6, 2006 between GW Pharma Limited. and Almirall S.A., dated July 23, 2010 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.14 †*

Supplementary Agreement to the Product Commercialisation and Supply Consolidated Agreement, dated June 6, 2006 between GW Pharma Limited. and Almirall S.A., dated November 17, 2011 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.15 †*

Amendment and Supplementary Agreement to the Product Commercialisation and Supply Consolidated Agreement, dated June 6, 2006 between GW Pharma Limited. and Almirall S.A., dated March 13, 2012 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.16 †*

Research Collaboration and Licence Agreement between GW Pharma Limited. and GW Pharmaceuticals plc and Otsuka Pharmaceutical Co., Ltd., dated July 9, 2007 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.17 †*

Amendment No. 1 to Research Collaboration and Licence Agreement, dated March 14, 2008 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.18 †*

Amendment No. 2 to Research Collaboration and Licence Agreement, dated June 29, 2010 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.19 †*

Development and Licence Agreement between GW Pharma Limited. and GW Pharmaceuticals Plc and Otsuka Pharmaceutical Co., Ltd., dated February 14, 2007 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.20 †*

Amendment No. 1 to Development and Licence Agreement, dated November 1, 2008 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.21 †*

Letter amending Development and Licence Agreement, dated October 21, 2010 (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.22 †*

Production Supply Agreement, dated March 7, 2007 (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.23 †*	Lease, dated July 6, 2009 (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.24 †*	Lease, dated October 9, 2009 (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

Exhibit Number	Description of Exhibit

10.25 †*	Lease, dated April 6, 2011 (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.26 †*	Lease, dated October 12, 2011 (incorporated by reference to Exhibit 10.28 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.27 †*	Lease, dated January 6, 2012 (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.28 †*

Agreement for Lease, dated April 4, 2012 (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.29*

Occupational Underlease, dated August 11, 2010 (incorporated by reference to Exhibit 10.31 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.30*	Lease, dated May 24, 2011 (incorporated by reference to Exhibit 10.32 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.31*

Tenancy Agreement, dated November 19, 2012 (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.32*

Service Agreement by and between GW Pharma Limited, and Adam George, dated June 1, 2012 (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.33 †*

Service Agreement by and between GW Pharma Limited, and Chris Tovey, dated July 11, 2012 (incorporated by reference to Exhibit 10.35 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.34*

Service Agreement by and between GW Research Limited and Dr. Geoffrey Guy, dated March 14, 2013 (incorporated by reference to Exhibit 10.36 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.35*

Service Agreement by and between GW Research Limited and Justin Gover, dated February 26, 2013 (incorporated by reference to Exhibit 10.37 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.36*

Service Agreement by and between GW Research Limited and Dr. Stephen Wright, dated January 18, 2013 (incorporated by reference to Exhibit 10.38 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.37*

Letter of Appointment by and between GW Pharmaceuticals plc and James Noble, dated February 26, 2013 (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.38*

Letter of Appointment by and between GW Pharmaceuticals plc and Thomas Lynch, dated February 26, 2013 (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.39*

Service Agreement by and between Greenwich Biosciences, Inc. (formerly GW Pharmaceuticals Inc.) and Cabot Brown, dated November 7, 2013 (incorporated by reference to Exhibit 4.41 to our Annual Report on Form 20-F (file no. 001-35892), filed with the SEC on November 25, 2013).

10.40*	Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (file no. 333-204389), filed with the SEC on May 22, 2015).

10.41*

GW Pharmaceuticals All Employee Share Scheme (incorporated by reference to Exhibit 10.43 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.42*

GW Pharmaceuticals Approved Share Option Scheme 2001, as amended (incorporated by reference to Exhibit 10.44 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.43*

GW Pharmaceuticals Unapproved Share Option Scheme 2001, as amended (incorporated by reference to Exhibit 10.45 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

Exhibit Number	Description of Exhibit

10.44 †*	Lease, dated May 24, 2013 (incorporated by reference to Exhibit 4.46 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.45 †*	Lease, dated May 24, 2013 (incorporated by reference to Exhibit 4.47 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.46 †*	Lease, dated May 24, 2013 (incorporated by reference to Exhibit 4.48 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.47*	Lease, dated August 1, 2013 (incorporated by reference to Exhibit 4.49 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.48*	Lease, dated July 16, 2013 (incorporated by reference to Exhibit 4.50 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.49 †*

Amendment and Supplementary Agreement to the Product Commercialisation and Supply Consolidated Agreement dated June 6, 2006, between GW Pharma Limited and Almirall, S.A., dated September 30, 2014 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.50*

Transfer of Contract, dated July 20, 2015 among GW Pharmaceuticals plc, GW Research Limited and Justin Gover (incorporated by reference to Exhibit 4.53 to our Annual Report on Form 20-F (file no. 001-35892) filed with the SEC on December 7, 2015).

10.51 *

Offer Letter, dated July 17, 2015 between Greenwich Biosciences, Inc. (formerly GW Pharmaceuticals Inc.) and Justin Gover (incorporated by reference to Exhibit 4.54 to our Annual Report Form 20-F (file no. 001-35892) filed with the SEC on December 7, 2015).

10.52*

Offer Letter, dated May 5, 2015 between Greenwich Biosciences, Inc. (formerly GW Pharmaceuticals Inc.) and Julian Gangolli (incorporated by reference to Exhibit 4.55 to our Annual Report Form 20-F (file no. 001-35892) filed with the SEC on December 7, 2015).

10.53*

Discretionary Benefits Letter, dated May 5, 2015 between Greenwich Biosciences, Inc. (formerly GW Pharmaceuticals Inc.) and Julian Gangolli (incorporated by reference to Exhibit 4.56 to our Annual Report Form 20-F (file no. 001-35892) filed with the SEC on December 7, 2015).

10.54*

Service Agreement by and between GW Pharmaceuticals plc and Julian Gangolli, effective July 21, 2015 (incorporated by reference to Exhibit 4.57 to our Annual Report Form 20-F (file no. 001-35892) filed with the SEC on December 7, 2015).

10.55 †*	Lease, dated May 27, 2016 (incorporated by reference to Exhibit 4.58 to our Annual Report Form 20-F (file no. 001-35892) filed with the SEC on December 5, 2016).

10.56 †*

Amended and Restated Production and Supply Agreement, dated August 31, 2016, among GW Pharma Limited, GW Pharmaceuticals plc and British Sugar plc (incorporated by reference to Exhibit 4.59 to our Annual Report (file no. 001-35892) filed with the SEC on December 5, 2016).

10.57*

Letter of Appointment by and between GW Pharmaceuticals plc and Cabot Brown, effective January 1, 2016 (incorporated by reference to Exhibit 4.61 to our Annual Report (file no. 001-35892) filed with the SEC on December 5, 2016).

10.58*

Letter of Appointment by and between GW Pharmaceuticals plc and James Noble, effective February 1, 2016 (incorporated by reference to Exhibit 4.62 to our Annual Report (file no. 001-35892) filed with the SEC on December 5, 2016).

10.59 *	Fee Letter, dated April 10, 2017 from GW Pharmaceuticals plc to Cabot Brown (incorporated by reference to Exhibit 4.63 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.60 *	Fee Letter, dated April 10, 2017 from GW Pharmaceuticals plc to James Noble (incorporated by reference to Exhibit 4.64 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.61 *

Salary and Bonus Letter, dated April 13, 2017 from GW Pharmaceuticals plc to Chris Tovey (incorporated by reference to Exhibit 4.65 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.62 *

Salary and Bonus Letter, dated April 13, 2017 from GW Pharmaceuticals plc to Geoffrey Guy (incorporated by reference to Exhibit 4.66 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

Exhibit Number	Description of Exhibit

10.63 *

Salary and Bonus Letter, dated April 13, 2017 from GW Pharmaceuticals plc to Stephen Wright (incorporated by reference to Exhibit 4.67 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.64 *

Salary and Bonus Letter, dated April 13, 2017 from GW Pharmaceuticals plc to Adam George (incorporated by reference to Exhibit 4.68 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.65 *

Greenwich Biosciences, Inc. Compensation Memo, dated February 21, 2017 to Justin Gover (incorporated by reference to Exhibit 4.69 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.66 *

Greenwich Biosciences, Inc. Compensation Memo, dated February 22, 2017 to Julian Gangolli (incorporated by reference to Exhibit 4.70 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.67 *

Offer Letter, dated February 20, 2017 between Greenwich Biosciences, Inc. and Scott Giacobello (incorporated by reference to Exhibit 4.71 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.68 *

Offer Letter, dated April 20, 2017 between Greenwich Biosciences, Inc. and Volker Knappertz (incorporated by reference to Exhibit 4.72 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.69 *

Offer Letter, dated May 5, 2017 between Greenwich Biosciences, Inc. and Douglas Snyder(incorporated by reference to Exhibit 4.73 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.70 *

Relocation Assistance Agreement, dated May 8, 2017 between Greenwich Biosciences, Inc. and Douglas Snyder (incorporated by reference to Exhibit 4.74 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.71 *	Greenwich Biosciences, Inc. Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 4.75 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.72 *

Change in Control and Severance Benefit Plan Participation Agreement, dated July 12, 2017 between Greenwich Biosciences, Inc. and Julian Gangolli (incorporated by reference to Exhibit 4.76 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.73 *

Change in Control and Severance Benefit Plan Participation Agreement, dated July 13, 2017 between Greenwich Biosciences, Inc. and Volker Knappertz (incorporated by reference to Exhibit 4.77 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.74 *

Change in Control and Severance Benefit Plan Participation Agreement, dated August 2, 2017 between Greenwich Biosciences, Inc. and Scott Giacobello (incorporated by reference to Exhibit 4.78 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.75 *

Change in Control and Severance Benefit Plan Participation Agreement, dated August 9, 2017 between Greenwich Biosciences, Inc. and Douglas Snyder (incorporated by reference to Exhibit 4.79 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.76 *

Master Services Agreement, dated April 1, 2017 between GW Research Ltd and inVentiv Health Commercial Europe Limited (incorporated by reference to Exhibit 4.80 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.77 * ††

Master Statement of Work, dated June 15, 2017 between GW Research Ltd and inVentiv Health Commercial Europe Limited (incorporated by reference to Exhibit 4.81 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.78 * ††

Purchase Agreement, dated March 1, 2017 between GW Pharma Limited and Natex Prozesstechnologie GesmbH (incorporated by reference to Exhibit 4.82 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.79 * ††

Contract for the Design, Construction, Testing and Commissioning of GW Pharma Building 750B and Process Equipment at Kent Science Park, dated September 7, 2017 between GW Pharma Limited and The Austin Company of  (U.K.) Limited (incorporated by reference to Exhibit 4.83 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.80**	Letter of Appointment by and between GW Pharmaceuticals plc and Catherine Mackey, dated December 20, 2017.

10.81**	Letter of Appointment by and between GW Pharmaceuticals plc and Alicia Secor, dated December 20, 2017

10.82**	Letter of Appointment by and between GW Pharmaceuticals plc and Lord William Waldegrave, dated December 20, 2017

14.1**	Code of Ethics

Exhibit Number	Description of Exhibit

16.1**	Letter of Deloitte LLP, dated November 28, 2018

21.1*	List of Subsidiaries (incorporated by reference to Exhibit 8.1 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017)

23.1**	Consent of Deloitte LLP

23.2**	Consent of Deloitte & Touche LLP

31.1**	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101***	INS XBRL Instance Document

101***	SCH XBRL Taxonomy Extension Schema Document

101***	CAL XBRL Taxonomy Calculation Linkbase Document

101***	DEF XBRL Taxonomy Extension Definition Linkbase Document

101***	LAB XBRL Taxonomy Label Linkbase Document

101***	PRE XBRL Taxonomy Presentation Linkbase Document

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.
†	Confidential treatment previously requested and granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(1)

Incorporated by reference to the Registration Statement on Form F-6 (File No. 333-187978), filed with the Securities and Exchange Commission on April 18, 2013 with respect to ADSs representing Ordinary Shares.

Item 16.  Form 10-K Summary

None.

Signature

The registrant hereby certifies that it meets all of the requirements for filing on Form 10-K and that it has duly caused and authorized the undersigned to sign this Annual Report on its behalf.

GW PHARMACEUTICALS PLC

By:
/s/Justin Gover
	Name:	Justin Gover
	Title:	Chief Executive Officer

Date: November 28, 2018

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Geoffrey Guy, Justin Gover and Scott Giacobello, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Gover	Chief Executive Officer and Director
Justin Gover	(Principal Executive Officer)	November 28, 2018

/s/ Scott Giacobello	Chief Financial Officer
Scott Giacobello	(Principal Financial and Accounting Officer)	November 28, 2018

/s/ Geoffrey Guy
Dr. Geoffrey Guy	Director	November 28, 2018

/s/ James Noble
James Noble	Director	November 28, 2018

/s/ Cabot Brown
Cabot Brown	Director	November 28, 2018

/s/ Thomas Lynch
Thomas Lynch	Director	November 28, 2018

/s/ Catherine Mackey
Dr. Catherine Mackey	Director	November 28, 2018

/s/ Alicia Secor
Alicia Secor	Director	November 28, 2018

/s/ William Waldegrave
Lord William Waldegrave	Director	November 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of GW Pharmaceuticals plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of GW Pharmaceuticals plc and subsidiaries (the “Company”) as of September 30, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for the year ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

November 28, 2018

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of GW Pharmaceuticals plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GW Pharmaceuticals plc and subsidiaries (the “Company”) as of September 30, 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended September 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE LLP

London, United Kingdom

28th November 2018

We have served as the Company's auditor since 2002.

GW PHARMACEUTICALS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2018	2017
Assets
Cash and cash equivalents	$354,913	$322,154
Accounts receivable, net	2,122	1,367
Inventory	19,061	5,669
Prepaid expenses and other current assets	14,615	35,392
Total current assets	390,711	364,582
Property, plant, and equipment, net	82,381	63,175
Goodwill	6,959	6,959
Deferred tax assets	7,334	6,805
Other assets	3,150	1,401
Total assets	$490,535	$442,922
Liabilities and stockholders’ equity
Accounts payable	$9,741	$7,757
Accrued liabilities	46,739	33,656
Current tax liabilities	1,385	1,119
Other current liabilities	804	2,377
Total current liabilities	58,669	44,909
Long-term liabilities:
Capital lease obligations	1,535	1,741
Build-to-suit financing obligation	4,378	4,611
Other liabilities	10,794	10,838
Total long-term liabilities	16,707	17,190
Total liabilities	75,376	62,099
Commitments and contingencies (Note 10)
Stockholders’ equity:
Ordinary shares par value £0.001; 340,246,840 and 304,439,740 shares issued as of September 30, 2018 and 2017, respectively	530	482
Additional paid-in capital	1,246,857	916,726
Accumulated deficit	(757,034)	(461,867)
Accumulated other comprehensive loss	(75,194)	(74,518)
Total stockholders’ equity	415,159	380,823
Total liabilities and stockholders’ equity	$490,535	$442,922

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended September 30,
	2018	2017	2016
Revenues
Product net sales	$10,469	$7,957	$7,317
Other revenue	2,268	672	5,413
Total revenues	12,737	8,629	12,730
Operating expenses
Cost of product sales	5,986	4,521	3,820
Research and development	153,736	112,249	104,375
Selling, general and administrative	141,818	58,020	33,188
Total operating expenses	301,540	174,790	141,383
Loss from operations	(288,803)	(166,161)	(128,653)
Interest income	3,645	2,063	611
Interest expense	(1,249)	(951)	(244)
Foreign exchange (loss) gain	(4,963)	(6,442)	35,897
Loss before income taxes	(291,370)	(171,491)	(92,389)
Income tax expense (benefit)	3,797	(1,032)	(693)
Net loss	$(295,167)	$(170,459)	$(91,696)

Net loss per common share, basic and diluted	$(0.88)	$(0.56)	$(0.34)

Weighted average common shares outstanding, basic and diluted	333,936	305,826	272,165

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended September 30,
	2018	2017	2016
Net loss	$(295,167)	$(170,459)	$(91,696)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(676)	10,008	(56,955)
Comprehensive loss	$(295,843)	$(160,451)	$(148,651)

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(295,167)	(170,459)	(91,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	4,917	9,280	(35,750)
Stock-based compensation	31,627	15,479	12,661
Depreciation and amortization	9,290	7,054	5,152
Deferred income taxes	(317)	(3,770)	(2,343)
Other	241	1,554	1
Changes in operating assets and liabilities:
Accounts receivable, net	(804)	(277)	(735)
Inventory	(13,646)	5	656
Prepaid expenses and other current assets	14,489	(12,471)	(11,415)
Other assets	(564)	—	—
Accounts payable	2,238	3,171	(403)
Current tax liabilities	54	57	432
Accrued liabilities	16,507	1,253	3,397
Other current liabilities	(1,546)	(11)	(80)
Long-term liabilities	813	161	195
Net cash used in operating activities	(231,868)	(148,974)	(119,928)

Cash flows from investing activities
Additions to property, plant and equipment	(31,362)	(19,285)	(12,192)
Additions to capitalized software	(2,042)	(812)	(719)
Proceeds from disposal of property, plant and equipment	517	—	—
Net cash used in investing activities	(32,887)	(20,097)	(12,911)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of issuance costs	297,931	—	273,804
Proceeds from exercise of stock options	621	122	972
Payments on build-to-suit financing obligation	(113)	(105)	(21)
Payments on capital leases	(163)	(156)	(157)
Payments on landlord financing obligation	(522)	(1,074)	(337)
Net cash provided by (used in) financing activities	297,754	(1,213)	274,261
Effect of exchange rate changes on cash	(240)	8,993	(13,268)
Net increase (decrease) in cash and cash equivalents	32,759	(161,291)	128,154
Cash and cash equivalents at beginning of period	322,154	483,445	355,291
Cash and cash equivalents at end of period	$354,913	322,154	483,445
Supplemental disclosure of cash flow information:
Income taxes paid	$3,726	2,928	1,241
Interest paid	$1,249	1,232	97
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$322	1,793	3,407

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at September 30, 2015	261,180	$424	$613,746	$(199,712)	$(27,571)	$386,887
Issuance of common stock in public offering, net of issuance costs	38,640	52	273,752	—	—	273,804
Issuance of common stock from exercise of stock options	2,273	3	969	—	—	972
Net loss	—	—	—	(91,696)	—	(91,696)
Stock-based compensation	—	—	12,661	—	—	12,661
Other comprehensive loss	—	—	—	—	(56,955)	(56,955)
Balances at September 30, 2016	302,093	$479	$901,128	$(291,408)	$(84,526)	525,673
Issuance of common stock from exercise of stock options	2,347	3	119	—	—	122
Net loss	—	—	—	(170,459)	—	(170,459)
Stock-based compensation	—	—	15,479	—	—	15,479
Other comprehensive income	—	—	—	—	10,008	10,008
Balances at September 30, 2017	304,440	$482	$916,726	$(461,867)	$(74,518)	$380,823
Issuance of common stock in public offering, net of issuance costs	33,120	44	297,888	—	—	297,932
Issuance of common stock from exercise of stock options	2,687	4	616	—	—	620
Net loss	—	—	—	(295,167)	—	(295,167)
Stock-based compensation	—	—	31,627	—	—	31,627
Other comprehensive loss	—	—	—	—	(676)	(676)
Balances at September 30, 2018	340,247	$530	$1,246,857	$(757,034)	$(75,194)	$415,159

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business Overview

GW Pharmaceuticals plc (the “Company”) is primarily involved in the development of cannabinoid prescription medicines using botanical extracts derived from the Cannabis plant. The Company is developing a portfolio of cannabinoid medicines, of which the lead product is Epidiolex®, an oral medicine for the treatment of refractory childhood epilepsies.

The Company is a public limited company, which has had American Depository Shares (“ADSs”) registered with the U.S. Securities and Exchange Commission (“SEC”) and has been listed on Nasdaq since May 1, 2013. Until December 5, 2016, the Company was also listed on the Alternative Investment Market (“AIM”), which is a submarket of the London Stock Exchange. The Company is incorporated and domiciled in the United Kingdom. The address of the Company’s registered office and principal place of business is Sovereign House, Vision Park, Histon, Cambridgeshire.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Foreign Currency Translation

The financial position and results of operations of the Company’s non-U.S. subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Foreign currency transaction gains and losses are included in “foreign exchange (loss) gain” in the Company’s statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash and cash equivalents, trade receivables, interest and other receivables, and accounts payable and accrued liabilities, approximate fair value due to the relative short-term nature of these instruments.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and doubtful accounts. Allowances for prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. At September 30, 2018 and 2017, respectively, the Company determined that an allowance for doubtful accounts was not required. No accounts were written off during the periods presented. The Company generally does not allow returns from sales to distributors for reasons not covered under its standard warranty provisions.

Inventory

Inventory is stated at the lower of cost or estimated net realizable value. The Company uses a combination of standard and actual costing methodologies to determine the cost basis for its inventories which approximates actual cost. Inventory is valued on a first-in, first-out basis. The Company reduces its inventory to net realizable value for potentially excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand, as well as product shelf life.

The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of Epidiolex, all costs related to the manufacturing of Epidiolex were charged to research and development expense in the period incurred.

Property, Plant, and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease by use of the straight-line method. The estimated useful lives for buildings and building improvements range from 4 to 20 years. The estimated useful lives of machinery and equipment range from 3 to 20 years. Construction-in-process reflects amounts incurred for property, equipment or improvements that have not been placed in service. Maintenance and repair costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated future operating cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment.

Revenue Recognition

The Company has adopted ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), and all the related amendments to all contracts using the full-retrospective method. As required by the full-retrospective implementation method, revenue for all periods presented are accounted for under the new guidance. Certain practical expedients prescribed in Topic 606 were utilized in the adoption of Topic 606, including using historical experience to calculate transaction price for the Company’s revenue contracts. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Net Sales

The Company’s product net sales consist of sales of Sativex, which is currently being commercialized for spasticity due to multiple sclerosis (“MS”) outside the United States. The Company has entered into license agreements for the commercialization of Sativex with Almirall S.A. (“Almirall”), in Europe (excluding the United Kingdom) and Mexico; Bayer HealthCare AG (“Bayer”) in the United Kingdom and Canada; Ipsen Biopharm Ltd (“Ipsen”), in Latin America (excluding Mexico and the Islands of the Caribbean); and Neopharm Group (“Neopharm”) in Israel. Under these license agreements, the Company sells fully labeled Sativex vials to its commercial partners for a contractually agreed price, which is generally based on percentages of the commercial partners’ in-market net selling price charged to end customers. Product net sales revenue related to Sativex shipments to commercial license partners is recognized when shipped. The Company commercializes Sativex in Australia and New Zealand through a consignment relationship with a local distributor. Product net sales revenue related to Sativex sales in Australia and New Zealand are recognized when the product is sold through to the end customer.

Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company’s transfers control of the product and when the Company receives payment will be one year or less. Product shipping and handling costs are included in cost of product sales.

Other Revenue

The Company’s other revenue primarily consists of research and development fee revenue for research and development services provided under a collaboration agreement with Otsuka Pharmaceutical Co. Ltd (“Otsuka”) that was terminated in December 2017 and variable consideration milestone payments related to the Sativex license agreements.

The research and development fee revenue is recognized at the time the underlying services are performed.

The Sativex license agreements contain provisions for the Company to earn variable consideration in the form of regulatory milestone payments, sales-based milestone payments, and royalty payments. The Company has no further performance obligations related to the regulatory milestone payments and these amounts are recognized in accordance with Topic 606 when receipt of these payments becomes probable and there is no significant risk of revenue reversal. Revenue related to the sales-based milestone payments and product royalty payments are subject to the sales-based royalty exception under Topic 606 and will be recognized when the underlying sales are made.

Research and Development Expenses

Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, internal and external costs associated with preclinical development, pre-commercialization manufacturing expenses, and clinical trials. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or services provided and the invoices received from its external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. As actual costs become known, the Company adjusts its accruals accordingly.

Research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. Prior to September 30, 2017, the Company benefited from the U.K. Small and Medium-sized Enterprise R&D Tax Credit scheme, under which companies are able to obtain a refundable credit of up to 33.4% of eligible research and development expenses incurred by U.K. domiciled entities. Due to the increase in the size of the Company’s employee workforce in the U.K. and annual net revenues, beginning October 1, 2017 the Company is subject to the U.K. R&D Expenditure Credit scheme, available to larger companies, which has a significantly lower credit than the SME scheme. The majority of the Company’s pipeline research, clinical trials management and the Epidiolex and Sativex chemistry and manufacturing controls development activities, which are generally carried out by a subsidiary in the U.K., are eligible for inclusion under the U.K tax and expenditure rebate schemes. For the years ended September 30, 2018, 2017 and 2016, the Company recorded $4.3 million, $26.0 million and $30.5 million, respectively of U.K. tax and expenditure rebates as a component of R&D expense.

Concentration Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, investment securities, and accounts receivable. The Company’s cash and equivalents balances are primarily in depository accounts at major financial institutions in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. Further, the Company specifies credit quality standards for its customers that are designed to limit the Company’s credit exposure to any single party.

The Company’s sales of Sativex outside of the United States are to a limited number of licensed commercial partners. For the year ended September 30, 2018, the Company’s largest customers represented approximately 66% of the Company’s product revenue and 61% of the Company’s accounts receivable balance at September 30, 2018. For the year ended September 30, 2017, the Company’s largest customers represented approximately 68% of the Company’s product revenue and 53% of the Company’s accounts receivable balance at September 30, 2017.

Share-based Compensation

The Company recognizes share-based compensation expense for grants of stock option and restricted stock awards under the Company's Long-Term Incentive Plans to employees and non-employee members of the Company's board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period. Expense related to awards with graded vesting is generally recognized over the vesting period using the accelerated attribution method.

The Company uses the Black-Scholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company's ADS price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the ordinary shares, and (iv) risk-free interest rates. Share-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities along with net operating loss and tax credit carryovers. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount that it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, its provision for income taxes will increase or decrease, respectively, in the period such determination is made.

Valuation allowances against the Company’s deferred tax assets were $97.5 million and $46.1 million at September 30, 2018 and 2017, respectively. Changes in the valuation allowances are generally recognized in the provision for income taxes as a component of the estimated annual effective tax rate.

Uncertain tax positions, for which management's assessment is that there is more than a 50% probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to certain recognition and measurement criteria. The Company re-evaluates uncertain tax positions and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, and changes in facts or circumstances related to a tax position. The Company adjusts the level of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain positions. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, market-priced stock options are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be antidilutive. Nominal strike-price options are considered common stock equivalents and are included in the calculation of basic weighted average shares outstanding once they have become vested. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at September 30, 2018, 2017 and 2016, options totaling approximately 13.0 million ordinary shares, 9.9 million ordinary shares and 7.6 million ordinary shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Segment and Geographic Reporting

Management has determined that the Company operates in one business segment which is the discovery, development and commercialization of novel therapeutics from its proprietary cannabinoid product platform in a broad range of disease areas.

Revenues recorded in the years ended September 30, 2018, 2017 and 2016 were generated in the following geographical areas:

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Europe	$6,882	$5,447	$5,021
United Kingdom	1,761	1,758	1,363
United States	1,560	121	4,917
Canada	1,031	743	955
Asia / Other	1,503	560	474
Total revenues	$12,737	$8,629	$12,730

Long-lived assets which include property, plant, and equipment were located as follows:

	As of September 30,
	2018	2017
	(in thousands)
United Kingdom	$81,405	$62,344
United States	976	831
Total long-lived assets	$82,381	$63,175

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. This guidance was effective for annual reporting periods beginning after December 15, 2016, including interim periods within those years. The Company adopted this guidance using the full retrospective method and all periods presented in this report reflect the provisions of ASU 2016-09.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. Companies are required to adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As disclosed in Note 10, Commitments and Contingencies, the Company leases facilities and equipment under capital and operating leases. While the Company is still evaluating the timing and impact of the adoption of this guidance on its consolidated financial statements, it anticipates that the adoption will result in an increase in the assets and liabilities recorded on its consolidated balance sheet.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles. This ASU, as amended, is a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The original guidance was effective for annual reporting periods beginning after December 15, 2016. However, in July 2015, the FASB agreed to delay the effective date by one year, with early adoption permitted, but not before the original effective date of the standard. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company has adopted this standard using the full-retrospective approach. Revenue for all periods presented in this report is accounted for in accordance with Topic 606. The Company utilized certain practical expedients prescribed by Topic 606 in the adoption of this new accounting standard, including using historical experience to calculate transaction price for the Company’s revenue contracts.

Note 3: Sativex License Agreements

The Company has entered into six separate license agreements for Sativex with major pharmaceutical companies. Each agreement provides the respective partner with exclusive rights in a defined geographic territory to commercialize Sativex in all indications, while the Company retains the exclusive right to manufacture and supply Sativex to license partners on commercial supply terms for the duration of the commercial life of the product. In November 2016, the Company entered into a mutual termination agreement with Novartis Pharma AG (“Novartis”), pursuant to which rights in Sativex in Australia and New Zealand, Asia (excluding Japan, China and Hong Kong), the Middle East (excluding Israel) and Africa will be returned to the Company over an agreed transition period. In December 2017, the Company entered into a mutual termination agreement with Otsuka to return the rights to develop and commercialize Sativex in the United States to the Company. As part of the termination agreement, the Company agreed to pay Otsuka a contingent future milestone payment of $10 million if Sativex achieves FDA approval in the U.S. and a total of $30 million of potential sales-based milestones if U.S. sales of Sativex reach certain thresholds. As of September 30, 2018, no amounts have been accrued related to the contingent payments because it is not probable that the milestones will be achieved.

Sativex in the United States

In 2007, the Company entered into an exclusive license agreement with Otsuka for the development and commercialization of Sativex in the United States. Under the terms of the agreement, Otsuka was responsible for substantially all development costs and the commercialization of Sativex in the United States. GW was responsible to perform certain Otsuka-funded development activities and supply Sativex to Otsuka. The financial terms of this agreement included an $18.0 million up-front license payment and potential future contingent development, regulatory and commercial milestone payments. GW earned a $4.0 million regulatory milestone payment related to the commencement of the first Phase 3 clinical trial for cancer pain in 2010, but ultimately did not earn any additional milestone payments before the agreement was terminated in December 2017.

Sativex in the United Kingdom and Canada

In 2003, the Company entered into an exclusive agreement with Bayer to commercialize Sativex in the United Kingdom. This agreement was amended later in 2003 to include Canada. Under the terms of the agreement, GW is the marketing authorization holder for Sativex in the United Kingdom and Canada and is responsible for supplying commercial product to Bayer. The financial terms of the agreement included an upfront fee of $8.2 million, a per-unit supply price, and potential contingent development, regulatory, and sales-based milestone payments. In total, the Company has received $24.2 million in milestone payments from Bayer with the potential to receive a further $11.7 million in future contingent regulatory milestone payments. The Company’s revenue from the supply of Sativex to Bayer equates to a percentage in the mid-thirties to forty percent of Bayer’s in-market net sales price.

Sativex in Europe

In 2005, the Company entered into an exclusive agreement with Almirall, an international pharmaceutical company with headquarters in Spain, to commercialize Sativex in the European Union (excluding the United Kingdom) and E.U. accession countries, as well as Switzerland, Norway and Turkey. In 2012, this agreement was amended to add Mexico as a licensed territory. In countries where Almirall has no direct presence at the time of product launch, the Company and Almirall will jointly agree on the appointment of distribution partners. In such countries, the Company may elect to distribute the product itself. Under the terms of this agreement, the Company is the marketing authorization holder for Sativex in all countries in the territory, except where local regulations require a locally registered entity to assume this responsibility. The Company is responsible for supplying commercial product to Almirall. The financial terms of the agreement include an up-front license fee of $21.5 million, a per-unit supply price, and $54.6 million in potential contingent regulatory and commercial milestone payments. To date, the Company has received $32.5 million in milestone payments from Almirall with the potential to receive an additional $5.2 million in regulatory and clinical milestones and $16.9 million in sales-based milestones. The Company receives revenue from the supply of Sativex to Almirall, currently equating to a percentage in the low to mid-twenties of Almirall’s in-market net sales price. This percentage will increase to the mid-thirties of net sales price beginning on January 1, 2021.

Sativex in Latin America, Asia, the Middle East and Africa

In 2011, GW entered into an exclusive agreement with Novartis to commercialize Sativex in Australia and New Zealand, Asia (excluding Japan, China and Hong Kong), the Middle East (excluding Israel) and Africa. Under the terms of the agreement, Novartis held exclusive commercialization rights to Sativex in the licensed territories and acted as the marketing authorization holder for Sativex. GW was responsible for supplying commercial product to Novartis. The financial terms of the agreement included an up-front license fee of $5.0 million from Novartis and potential future milestone payments. In November 2016, the Company entered into a mutual termination agreement with Novartis, pursuant to which rights to Sativex in these territories will return to GW over a transition period.

In 2017, GW entered into an agreement with a distributor in Australia and New Zealand for the sale of Sativex in those countries.

In 2014, the Company entered into an exclusive agreement with Ipsen. Under the terms of this agreement, Ipsen will promote and distribute Sativex in Latin America (excluding Mexico and the Islands of the Caribbean).

In 2010, the Company entered into an exclusive agreement with Neopharm, an Israeli pharmaceutical company, to commercialize Sativex in Israel. Under the terms of this agreement, Neopharm acts as market authorization holder in the territory and GW is responsible for supplying commercial product to Neopharm. Revenue from the supply of products to Neopharm is expected to equate to forty to fifty percent of Neopharm’s in-market net sales revenue.

Note 4: Fair Value Measurements

At September 30, 2018, the Company’s cash equivalents consisted of money market funds, which are classified as Level 1 within the fair value hierarchy defined by authoritative guidance. At September 30, 2017, the Company’s cash and cash equivalents consisted of short-term cash deposits.

Investment securities classified as Level 1 are valued using quoted market prices. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

Note 5: Composition of Certain Balance Sheet Captions:

Inventory consisted of the following:

	September 30,
	2018	2017
	(in thousands)
Raw materials	$506	$267
Work in process	17,529	4,513
Finished goods	1,026	889
	$19,061	$5,669

Property, plant and equipment, net, consisted of the following:

	September 30,
	2018	2017
	(in thousands)
Build-to-suit property	4,694	4,812
Machinery and equipment	33,303	28,431
Leasehold improvements	36,091	36,063
Office and IT equipment	2,109	2,108
Construction-in-process	34,165	12,319
	110,362	83,733
Accumulated depreciation	(27,981)	(20,558)
	$82,381	$63,175

As a result of the application of build-to-suit lease guidance, the Company has determined that it is the accounting owner of its primary production facility. It is included in the Company’s property, plant and equipment as build-to-suit property. The capitalized amount of the build-to-suit property is equal to the construction costs of the landlord for the shell building. See Note 10—Commitments and Contingencies for additional information.

Depreciation of property and equipment was $8.5 million, $7.0 million, and $5.1 million for the years ended September 30, 2018, 2017, and 2016, respectively. During 2018, 2017 and 2016, the Company retired $0.5 million, $1.8 million, and $1.4 million, respectively, of fully depreciated property, plant and equipment.

Accrued liabilities consisted of the following:

	September 30,
	2018	2017
	(in thousands)
Accrued compensation and benefits	$15,578	6,749
Accrued vendor fees	12,773	8,983
Clinical trial accruals	8,487	6,687
Accrued growing fees	2,890	2,274
Other	7,011	8,963
	$46,739	$33,656

Other liabilities consisted of the following:

	September 30,
	2018	2017
	(in thousands)
Landlord financing obligation	$10,368	$10,629
Other	426	209
	$10,794	$10,838

Note 6: Stockholders’ Equity

In December 2017, the Company completed a public offering of 2,760,000 American Depositary Shares (“ADSs”) listed on the Nasdaq Global market, representing 33,120,000 ordinary shares of the Company, at a price of $115.00 per ADS. The net proceeds from this transaction after underwriting discounts and commissions were approximately $297.9 million.

In July 2016, the Company completed a public offering of 3,220,000 ADSs listed on the Nasdaq Global market, representing 38,640,000 ordinary shares of the Company at a price of $90.00 per ADS. The net proceeds from this transaction after underwriting discounts and commissions were approximately $273.8 million.

Note 7: Share-Based Compensation

Stock Plans

In March 2008, the Company adopted the GW Pharmaceuticals plc Long-Term Incentive Plan (“the 2008 LTIP Plan”). Share based awards granted by the Company from March 2008 to March 2017 were granted under the 2008 LTIP Plan. On March 14, 2017, the Company adopted the GW Pharmaceuticals plc 2017 Long-Term Incentive Plan (“the 2017 LTIP Plan”). The 2017 LTIP plan authorizes the Company to issue up to an aggregate of 15,000,000 ordinary shares, or 1,250,000 ADSs, related to share-based awards to employees, non-employee directors and consultants. No grants under the 2017 LTIP Plan may be made after March 13, 2022. As of September 30, 2018, 6,583,833 ordinary shares have been or may be issued pursuant to share-based awards that have been granted under the 2017 LTIP Plan.

The Company issues new ordinary shares and the commensurate number of ADS when share-based awards are exercised.

Provisions of Share-Based Awards

The Company issues nominal strike price stock options, which have an exercise price equal to the £0.001 par value per ordinary share of the Company’s ordinary shares, to executive officers, employees and consultants. The Company also issues market-priced options to executive officers and non-employee directors. Nominal strike priced options granted to U.S. residents prior to April 2017 contain short-term expiration provisions so the awards are compliant with provisions of IRS Code 409(a). Nominal strike price options granted to U.S. residents beginning in April 2017 are awarded in the form of RSU-style options that automatically exercise on the vesting date.

Substantially all of the share-based awards issued by the Company have service-based vesting conditions. Many awards also have non-market-based performance conditions, which must be achieved within the service-based vesting period for the awards to vest. These performance conditions are generally linked to operational, regulatory or strategic milestones and are designed to incentivize individual employees and advance the Company’s progress towards its strategic objectives. Share-based awards that do not automatically exercise at vest date expire ten years from the date of grant.

Share-Based Award Activity

The following tables summarize the Company’s stock option activity. The number of options, the weighted average grant date fair value per stock option, and the weighted average exercise price are all on a per ordinary shares basis. The Company’s ADSs that are listed on the Nasdaq Global Market each represent twelve ordinary shares.

The following table summarizes the Company’s nominal strike price stock option activity:

	2018		2017		2016
	Nominal Strike Price Options	Weighted Average Grant Date Fair Value	Nominal Strike Price Options	Weighted Average Grant Date Fair Value	Nominal Strike Price Options	Weighted Average Grant Date Fair Value
	(in thousands, except weighted average grant date fair value)
Outstanding, beginning of year	9,752	$7.90	9,182	$5.16	7,334	$6.61
Granted	4,247	9.34	3,097	9.66	3,750	4.38
Exercised	(2,617)	7.21	(2,239)	3.21	(1,610)	2.05
Cancelled	(142)	9.37	(288)	6.69	(292)	4.07
Outstanding, end of year	11,240	$8.41	9,752	$7.90	9,182	$5.16
Exercisable, end of year	1,136	$6.11	1,986	$4.52	3,058	$2.60

The following table summarizes the Company’s market-priced stock option activity:

	2018		2017		2016
	Market Strike Price Options	Weighted Average Exercise Price	Market Strike Price Options	Weighted Average Exercise Price	Market Strike Price Options	Weighted Average Exercise Price
	(in thousands, except weighted average grant date fair value)
Outstanding, beginning of year	2,174	$8.28	1,452	$5.80	1,098	$7.89
Granted	785	9.65	830	9.62	1,017	4.09
Exercised	(70)	9.03	(108)	1.15	(663)	1.50
Outstanding, end of year	2,889	$8.49	2,174	$8.28	1,452	$5.80
Exercisable, end of year	257	$8.74	—	—	107	$1.17

The weighted average per share fair value of market priced options granted during the years ended September 30, 2018, 2017, and 2016 was $5.98, $6.00, and $2.13, respectively.

The aggregate intrinsic value of stock options exercised in 2018, 2017 and 2016 was $30.7 million, $22.9 million and $13.1 million, respectively. As of September 30, 2018, the weighted average remaining contractual life of options outstanding and options exercisable are 5.5 years and 5.0 years, respectively. Based on the Company’s closing year-end stock price of $172.74 per ADS (or $14.40 per ordinary share) at September 30, 2018, the aggregate intrinsic value of options outstanding and options exercisable are $176.5 million and $16.9 million, respectively.

Valuation and Expense Recognition of Share-Based Awards

The fair value of stock option awards that do not contain a market condition is estimated using the Black-Scholes option-pricing model. The estimated fair value of each stock option is then expensed over the requisite service period, which is generally the vesting period. The determination of fair value using the Black-Scholes model is affected by the Company’s ADS price as well as assumptions regarding a number of complex and subjective variables, including expected ADS price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Stock options granted during 2018, 2017 and 2016 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended September 30,
	2018	2017	2016
Expected volatility	63%	69%	58%
Risk-free interest rate	2.30%	1.93%	1.30%
Expected dividend yield	0%	0%	0%
Expected life of options in years	6.50	6.50	5.85

The Company estimates its stock price volatility based using a combination of historical stock price volatility and the average implied volatility of options traded in the open market. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The expected option life assumption is estimated using the simplified method prescribed by ASC 718 and is based on the mid-point between vest date and expiration date since the Company does not have sufficient exercise history to estimate expected option life of historical grants.

Compensation expense for share-based awards based on a service condition is recognized only for those awards that are ultimately expected to vest. An estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. Forfeitures were estimated based on historical experience. These estimates are revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. Compensation expense for share-based awards with graded, service-based vesting conditions is recognized over the requisite service period using the accelerated attribution method.

The table below summarizes the total share-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Years Ended September 30,
	2018	2017	2016
Research and development	$9,385	$5,239	$6,586
Sales, general and administrative	22,242	10,240	6,075
	$31,627	$15,479	$12,661

As of September 30, 2018, total compensation cost related to non-vested stock options and restricted stock not yet recognized was approximately $49.1 million, which is expected to be recognized over the next 42 months (14 months on a weighted-average basis).

Note 8: Retirement Plans

The Company operates defined contribution retirement plans in the U.S. and U.K. for the benefit of all qualifying employees. The Company makes discretionary contributions to these plans and contributed $3.3 million, $2.5 million, and $1.9 million in the years ended September 30, 2018, 2017, and 2016, respectively.

Note 9: Income Taxes

Income (loss) before income taxes is as follows (in thousands):

	Years Ended September 30,
	2018	2017	2016
United States	$12,041	$3,725	$2,030
United Kingdom	(303,411)	(175,216)	(94,419)
	$(291,370)	$(171,491)	$(92,389)

The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended September 30,
	2018	2017	2016
	(in thousands)
Current
U.S. federal	$3,885	$2,676	$1,534
U.S. state and local	229	62	116
United Kingdom	—	—	—
Total Current	$4,114	$2,738	$1,650

Deferred
U.S. federal	$(263)	$(3,685)	$(2,178)
U.S. state and local	(54)	(85)	(165)
United Kingdom	—	—	—
Total Deferred	$(317)	$(3,770)	$(2,343)
Total income tax expense (benefit)	$3,797	$(1,032)	$(693)

As of September 30, 2018, and 2017, respectively, the tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows:

	2018	2017
	(in thousands)
Deferred tax assets:
Net operating losses	$94,570	$46,379
Research and development credits	180	506
Share-based compensation	8,745	7,496
Accrued expenses	2,320	1,787
Other	291	199
Total gross deferred tax assets, net of valuation allowance	106,106	56,367
Valuation allowance	(97,462)	(46,126)
	8,644	10,241
Deferred tax liabilities:
Depreciation	$(1,310)	$(2,220)
Deferred revenue	—	(1,216)
Total gross deferred tax liabilities	(1,310)	(3,436)
Net of deferred tax assets and liabilities	$7,334	$6,805

A valuation allowance of $97.5 million and $46.1 million at September 30, 2018 and 2017, respectively, has been recognized to offset net deferred tax assets where realization of such assets is uncertain.  The valuation allowances are primarily related to deferred tax assets for operating loss carryforwards and temporary differences related to share-based compensation expense of the Company’s U.K. operations.

On December 22, 2017, the President of the United States signed into law the 2017 Tax Act which, among a broad range of tax reform measures, reduced the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. The reduction in the U.S. corporate tax rate required the Company’s U.S. subsidiary to remeasure the federal portion of deferred tax assets and liabilities at December 31, 2017 to the enacted tax rate expected to apply when the temporary differences are to be realized. SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), allows provisional amounts to be recorded for the tax effects of the 2017 Tax Act when the necessary information is not available, prepared, or analyzed in reasonable detail to finalize its accounting for the changes in the tax law during a measurement period not to extend beyond one year of the enactment date. The Company has provisionally recorded $2.9 million of expense related to the remeasurement of deferred tax assets and liabilities of our U.S. subsidiary.  Certain aspects of the Act are still being analyzed which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company expects to finalize its analysis within the measurement period in accordance with SAB 118 after completing reviews of additional guidance issued by the Internal Revenue Service.

The following table reconciles the Company’s effective tax rate to the United Kingdom statutory rate:

	2018	2017	2016
Tax, computed at the UK statutory rate	19.0%	19.5%	20.0%
U.S. research tax credits, net	0.9%	1.6%	3.4%
U.K. research tax credits, net	(0.1%)	(5.7%)	(12.7%)
Share-based compensation	0.9%	2.1%	2.8%
Changes in valuation allowances	(20.5%)	(16.2%)	(10.5%)
Overseas profits taxed at different rates	(0.3%)	0.0%	(0.7%)
Remeasurement of deferred taxes from 2017 Tax Act	(1.0%)	0.0%	0.0%
Other	(0.2%)	(0.7%)	(1.6%)

Effective income tax rate	(1.3%)	0.6%	0.7%

The Company is headquartered in the United Kingdom and has subsidiaries in the United Kingdom and the United States. The Company incurs tax losses in the United Kingdom. The weighted-average U.K. corporate tax rate for the years ended September 30, 2018, 2017, and 2016 was 19.0%, 19.5%, 20.0%, respectively. The United Kingdom’s 2016 Finance Bill, which was enacted on September 15, 2016, contained reductions in corporation tax to 19% from April 1, 2017 and 17% from April 1, 2020. The Company used a 17% tax rate as of September 30, 2018 in respect of the measurement of deferred taxes arising in the United Kingdom, which reflects the currently enacted tax rate based upon the anticipated timing of the unwinding of the deferred tax balances.

As of September 30, 2018, the Company had U.K. net operating loss carryforwards of approximately $556.3 million. Unsurrendered U.K. tax losses and tax credit carryforwards can be carried forward indefinitely to be offset against future taxable profits, however this is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward.

The Company’s subsidiary in the United States has generated taxable profits due to a service agreement between the Company’s subsidiaries in the United States and the United Kingdom. The U.S. federal corporate tax rate for the years ended September 30, 2018, 2017, and 2016 was 24.5%, 35%, and 35%, respectively. The U.S. federal statutory tax rate has decreased due to U.S. Tax Reform which was enacted in December 2017.

The Company’s tax returns are subject to examination in the U.K. and U.S. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, the deduction of certain items, claims for research and development credits, compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from the Company’s tax returns as filed. The Company is no longer subject to examinations by tax authorities for tax years September 30, 2016 and prior in the United Kingdom. The Company’s U.K. income tax returns have been submitted to Her Majesty’s Revenue and Customs through the period ended

September 30, 2017 and may be subject to audit until September 30, 2019. The Company is subject to examinations by tax authorities in the United States for tax years September 30, 2017, 2016, 2015, and 2014.  During the fourth quarter, the California Franchise Tax Board (“FTB”) initiated an income tax audit of the Company’s U.S. subsidiary for fiscal years September 30, 2017, 2016, and 2015.  The Company believes it has adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. The Company’s total amount of unrecognized tax benefits was $1.8 million, $1.1 million, and $0.9 million at September 30, 2018, 2017, and 2016, respectively. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense and unrecognized tax benefits.  The amounts accrued for interest and penalty charges as of September 30, 2018, 2017, and 2016 were not significant.  If recognized, $1.4 million would affect the effective tax rate.  The Company does not anticipate that the amount of unrecognized tax benefits as of September 30, 2018 will significantly change within the next twelve months.

The reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2018	2017	2016
	(in thousands)
Balance at October 1,	$1,134	$884	$182
Additions for tax positions related to current year	771	453	702
Additions for tax positions related to prior years	46	18	—
Reduction for tax positions related to prior years	(125)	(221)	—
Balance at September 30,	$1,826	$1,134	$884

Note 10: Commitments and Contingencies

Leases

The Company leases facilities and certain equipment under noncancelable leases that expire at various dates through September 2029. Leases are classified as capital leases when the terms of the lease transfer substantially all of the risk and rewards of ownership to the lease. Other leases are classified as operating leases. In 2018, the Company entered into a master lease agreement giving the Company the ability to lease vehicles under operating leases with initial terms of 50 months from the date of delivery. In connection with this lease agreement, the Company has established a letter of credit for $0.3 million.

Property and equipment under capital leases are initially recorded at the lower of asset fair value or the present value of the minimum lease payments on the consolidated balance sheet. The corresponding liability to the lessor is included in the balance sheet as a capital lease obligation. Lease payments under capital leases are treated as debt-service payments and recognized as a reduction of the capital lease obligation and an increase in interest expense.

Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If an operating lease contains fixed and determinable escalation clauses or rent-free periods, the difference between the rent expense and the rent paid is recorded as deferred rent. Rent expense under the Company’s operating leases was $5.7 million, $4.6 million, and $3.3 million, for the years ended September 30, 2018, 2017, and 2016, respectively.

Build-to-Suit Financing Obligation

In 2013, the Company entered into an agreement with its landlord for the construction of a new production facility. Under the terms of the agreement, the landlord was responsible for the construction of the cold shell of the building and GW was responsible for the fit out of all internal building systems and improvements. In accordance with U.S. GAAP, the Company considered the nature and extent of its involvement during the construction period and, due to the Company’s extensive involvement in the construction of the facility, the Company has concluded that it was the accounting owner of the cold shell facility during the construction phase. As such, the Company has capitalized the landlord’s construction costs as build-to-suit property. Additionally, U.S. GAAP requires the Company to recognize a financing obligation for construction costs incurred by the landlord. Once construction was complete and the facility was leased by the Company, a sale-leaseback analysis was performed to determine if the Company could remove the landlord’s assets and associated financing obligations from the Company’s consolidated balance sheet. Since the Company maintains significant continuing involvement in the property, it is precluded from derecognizing the asset and associated financing obligation. As such, the Company continues to account for the landlord’s asset as if the Company is the legal owner and recognizes the present value of future rent payments associated with the property as a build-to-suit financing obligation.

Landlord Financing

In conjunction with the build-to-suit property described above, the Company’s landlord provided $13.1 million of funding to the Company for the internal fit out of the production facility. The repayment of this landlord financing takes the form of quarterly rent payments over a 15-year period that commenced in May 2016. The landlord financing liability is accounted for at amortized cost using the effective interest method at a rate of 7.0%. As of September 30, 2018, and 2017, the total landlord financing liability balance was $10.4 million and $11.1 million respectively and included in “other current liabilities” and “other liabilities” in the Company’s consolidated balance sheets.

Future lease commitments

The aggregate future minimum rent payments under leases in effect as of September 30, 2018, are as follows (in thousands):

Lease agreements accounted for as:	Capital Leases	Operating Leases	Build-to-Suit Financing Obligation	Landlord Financing	Total
2019	$229	$4,667	$495	$1,257	$6,648
2020	225	4,017	495	1,257	5,994
2021	225	3,381	495	1,257	5,358
2022	225	2,130	495	1,257	4,107
2023	225	808	495	1,257	2,785
Thereafter	900	1,747	6,151	9,334	18,132
Minimum lease commitments	$2,029	$16,750	$8,626	$15,619	$43,024

The Company also enters into short-term agreements with various vendors and suppliers of goods and services in the normal course of operations through purchase orders or other documentation, or that are undocumented except for an invoice. Such short-term agreements are generally outstanding for periods less than a year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be stopped on short notice. In such event, the Company would not be liable for the full amount of the agreement and are therefore not reflected in the above table.

Legal Proceedings

As of September 30, 2018, we were not a party to any material legal proceedings.

Note 11:  Financial Statements and Supplementary Data (Unaudited)

The following interim financial information reflects all normal recurring adjustments necessary to fairly present the Company’s quarterly financial results. The summarized quarterly data for the years ended September 30, 2018 and 2017 are as follows:

	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Revenue	$3,992	$3,041	$3,284	$2,420
Operating loss	(58,548)	(68,242)	(81,406)	(80,607)
Net loss attributable to ordinary shareholders	(61,816)	(69,461)	(84,011)	(79,879)
Net loss per ordinary share, basic and diluted	(0.20)	(0.20)	(0.25)	(0.23)
Weighted average shares outstanding, basic and diluted	313,730	340,252	340,457	341,302

	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Revenue	$2,034	$1,381	$2,764	$2,450
Operating loss	(35,801)	(38,923)	(43,023)	(48,414)
Net loss attributable to ordinary shareholders	(20,692)	(43,266)	(52,648)	(53,853)
Net loss per ordinary share, basic and diluted	(0.07)	(0.14)	(0.17)	(0.18)
Weighted average shares outstanding, basic and diluted	305,216	305,818	306,011	306,263

Note 12: Subsequent Events

In October 2018, the Company completed a public offering of 2,185,000 ADSs listed on the Nasdaq Global market, representing 26,220,000 ordinary shares of the Company at a price of $158.00 per ADS. The net proceeds from this transaction after underwriting discounts and commissions were approximately $324.2 million.