Form 10-KT
period 2018-12-31
GW PHARMACEUTICALS PLC
filed 2019-02-28
CIK 1351288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2018 to December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $3,793,000,000, based upon the closing price on the Nasdaq Global Market reported for such date. For purposes of this calculation only, this amount excludes ordinary shares and American Depositary Shares held by directors and executive officers and by each person who owns or may be deemed to own 10% or more of the registrant’s ordinary shares and American Depositary Shares at June 29, 2018.

As of February 20, 2019, 366,953,024 shares were outstanding including 351,116,424 shares held as American Depositary Shares, each representing twelve Ordinary Shares, par value £0.001 per share and 15,836,420 Ordinary Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement with respect to its 2019 Annual Meeting of Shareholders are incorporated by reference into this transition report on Form 10-K in response to Part III.

PART I

EXPLANATORY NOTE REGARDING THE TRANSITION REPORT

We changed our fiscal year from a September 30 fiscal year to the calendar twelve months ending December 31. This transition report is for the three-month transition period of October 1, 2018 through December 31, 2018.  References in this report to “fiscal year” refer to years ending September 30.  References in this report to “transition period” refer to the three-month period ending December 31, 2018.

Information Regarding Forward-Looking Statements

This transition report on Form 10-K (Transition Report) contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about us and our industry. All statements other than statements of historical fact in this Transition Report are forward-looking statements.

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

Additional factors that could cause actual results, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results to differ materially include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A in this Transition Report and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Transition Report not to occur. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only at the date they were made, and we undertake no obligation to update or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Our future results may differ materially from those expressed in these estimates and forward-looking statements. In light of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Transition Report might not occur, and our future results and our performance may differ materially from those expressed in these forward-looking statements due to, inclusive of, but not limited to, the factors mentioned above. Because of these uncertainties, you should not make any investment decision based on these estimates and forward-looking statements.

GENERAL INFORMATION

In this Transition Report, “GW Pharma,” the “Group,” the “Company,” “we,” “us” and “our” refer to GW Pharmaceuticals plc and its consolidated subsidiaries, except where the context otherwise requires.

Epidiolex® and Sativex® are registered trademarks of GW Pharmaceuticals plc.

Item 1. Business

Company Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary cannabinoid product platform in a broad range of disease areas. In our 20 years of operations, we have established a world- leading position in the development of plant-derived cannabinoid therapeutics through our proven drug discovery and development processes, our intellectual property portfolio and regulatory and manufacturing expertise. Our lead cannabinoid product is Epidiolex oral solution CV, a pharmaceutical formulation of cannabidiol (CBD), for which we retain global commercial rights. Epidiolex was approved by the FDA on June 25, 2018 for the treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, or Dravet syndrome, in patients two years of age and older. LGS and Dravet syndrome are severe childhood-onset, drug-resistant epilepsy syndromes.  On September 28, 2018, the Drug Enforcement Agency (DEA) placed Epidiolex in Schedule V, the lowest restriction classification. Epidiolex became commercially available in the U.S. on November 1, 2018.

In Europe, we submitted an application for Epidiolex (which will be marketed under the brand name Epidyolex) to the European Medicines Agency’s, or EMA’s, Committee for Medical Products for Human Use (CHMP) in December 2017, and we expect an opinion from the CHMP on the application in the second quarter of 2019. We have received Orphan Drug Designation from the FDA for Epidiolex for LGS, Dravet syndrome and tuberous sclerosis complex, (TSC). We also received Orphan Designation from the EMA’s Committee for Orphan Medical Products (COMP) for Epidiolex for Dravet syndrome, LGS, and TSC. We continue to develop Epidiolex for additional indications, including the treatment of seizures associated with TSC and plan to commence a pivotal trial in the treatment of Rett syndrome.

Previously, we developed the world’s first plant-derived cannabinoid prescription drug, Sativex (nabiximols), which is approved for the treatment of spasticity due to multiple sclerosis in numerous countries outside the U.S. In the U.S., where we retain full rights, we met with the FDA in December 2018 to discuss the optimal regulatory pathway for U.S. approval and are now in the process of planning a pivotal Phase 3 clinical trial, which we expect to start in the fourth quarter of 2019.

We have a deep pipeline of additional cannabinoid product candidates focusing primarily on orphan childhood-onset neurologic conditions and oncology. Our pipeline includes research in autism spectrum disorder (ASD) and Rett syndrome using both CBD and cannabidivarin (CBDV). We reported positive Phase 2 data for our CBD:THC product in the treatment of glioblastoma multiforme. We have also reported positive Phase 2 data for a CBD product in schizophrenia. In addition, we have received Orphan Drug Designation and Fast Track Designation from the FDA for intravenous CBD for the treatment of Neonatal Hypoxic Ischemic Encephalopathy (NHIE), for which a Phase 1 trial has been completed.

Our Marketed Products

Epidiolex

Approval and U.S. Launch

We launched Epidiolex on November 1, 2018 in the U.S. market after FDA approval for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older. The FDA confirmed orphan drug exclusivity for Epidiolex and granted us a rare pediatric disease voucher. Following the approval, DEA placed Epidiolex in Schedule V.

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

We have also reported positive results from two Phase 3 pivotal trials in Dravet syndrome. The first study in 120 patients achieved the primary endpoint of a median reduction in monthly convulsive seizures of an Epidiolex 20 mg/kg dose arm compared with placebo (p=0.012). In May 2017, the results of this trial were published in The New England Journal of Medicine. In November 2018, the results of a second trial were announced which compared both a 20 mg/kg and 10 mg/kg Epidiolex dose arm to placebo in 199 patients. In this trial both doses achieved the primary endpoint of a median reduction in monthly convulsive seizures (p=0.0299 and p=0.0095, respectively).

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

Our U.S. subsidiary, Greenwich Biosciences, markets Epidiolex through a commercial organization consisting of sales, medical affairs, marketing, and market access/payer teams. Our medical affairs organization has been in place for more than two years and includes 15 Medical Science Liaisons. Our U.S. marketing plan includes a combination of community neurology/epilepsy meetings, patient advocacy events, an extensive program for U.S. clinicians to share their Epidiolex experiences and a media-based awareness program.

The U.S. sales team includes two National Directors, eight Regional Managers and 66 Neurology Account Managers and is targeting approximately 5,000 physicians who treat patients with LGS or Dravet syndrome. To date, our sales team has interacted with approximately 70% of these target physicians, including all Level 3 and 4 epilepsy centers.

We set a list price for Epidiolex of $1,235 per 100mL bottle. Based on anticipated dosing and patient weight assumptions, we believe that this translates to a weighted average gross price of approximately $32,500 per patient per annum, which is in line with other branded anti-epileptic drugs used to treat these conditions. Our patient support programs provide patient and caregiver focused education and help provide resources that may lower patients’ out-of-pocket costs or provide product at no cost to eligible patients.

A number of national payers have now established favorable coverage policies for Epidiolex. Over 80% of all commercial lives (145 million) now have a coverage determination with 60% of these lives covered with either no prior authorization or prior authorization to label. In addition, 99% of state fee-for-service Medicaid have initiated Epidiolex coverage, with over 50% of them with either open access or simple prior authorization to label. With respect to managed Medicaid, approximately 90% of lives have a coverage determination with 30% of those lives requiring prior authorization to label and the balance in some cases requiring a second condition be met (e.g., as failure on another AED).  We will continue to work toward ensuring that Epidiolex is reimbursed for appropriate use with minimal patient disruption.

We have begun transitioning the approximately 900 patients from our expanded access program (EAP) and open label extension (OLE) to commercial product and will work with physicians, likely through mid-2019, to gradually complete this process in a manner that ensures continuity of treatment.

Epilepsy Market Overview

According to the Epilepsy Foundation, approximately 3.4 million people in the U.S. live with epilepsy. According to Kwan and Brodie in the February 2000 edition of The New England Journal of Medicine, 36 percent of patients with epilepsy were pharmaco-resistant even after the use of three anti-epilepsy drugs (AEDs). Furthermore, it is recognized that some of those that do find relief often suffer side effects severe enough with their current medication that an alternative or adjunct treatment is often sought. The costs of uncontrolled epilepsy are significant, with direct and indirect costs associated with epilepsy totaling more than $15 billion per year. It is estimated that 50,000 epilepsy related deaths occur each year, more than breast cancer deaths annually.

According to Russ et al. in the February 2012 edition of Pediatrics, there are 466,000 childhood epilepsy patients in the U.S. and 765,000 patients in Europe, of which 30 percent, or about 140,000 patients in the U.S. and about 230,000 in Europe, are deemed medically intractable or pharmaco-resistant.

Dravet Syndrome

Dravet syndrome is a severe form of infantile-onset, genetic, drug-resistant epilepsy with a distinctive but complex electroclinical presentation. The clinical onset of Dravet syndrome occurs during the first year of life with clonic seizures (jerking) and tonic-clonic (convulsive) seizures in previously healthy and developmentally normal infants often associated with a high fever. Symptoms peak at about five months of age, and the latest onset beginning by 15 months of age. Other seizures develop between one and four years of age such as prolonged focal dyscognitive seizures and brief absence seizures. The duration of these seizures decreases during this period, while their frequency increases. Prognosis is poor, with death occurring in approximately 14 percent of children. Death can be caused by the seizures themselves, by infection due to prolonged periods of physical inactivity, or by the presence of advanced neurodegenerative disease or a compromised level of consciousness requiring a feeding tube. Death can also occur suddenly due to uncertain causes, often because of the relentless neurological decline or from Sudden Unexpected Death in Epilepsy. Patients develop intellectual disability and life-long ongoing seizures. Intellectual impairment varies from severe (50 percent of patients), to moderate (25 percent of patients), to mild (25 percent of patients). Patients rarely return to normal intellect.

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

A large percentage of cases of Dravet syndrome have a family history of epilepsy or convulsions. Heterozygous de novo mutations of the alpha 1 (α-1) subunit of the SCN1A gene, which encodes a voltage-gated sodium channel, are the cause of Dravet syndrome in 75 percent to 80 percent of patients and more than 500 SCN1A mutations have been reported to be associated with this disorder. The standard of care usually involves a combination of the following anticonvulsants: clobazam, clonazepam, leviteracetam, topirimate, valproic acid, ethosuximide or zonisamide. Stiripentol is approved for the treatment of Dravet syndrome in conjunction with clobazam and valproate and Epidiolex (CBD-OS) has been approved in the U.S. since June 2018. Several reports suggest that potent sodium channel blockers used to treat epilepsy actually increase seizure frequency in patients with Dravet syndrome. The most common of which are phenytoin, carbamazepine, lamotrigine and rufinamide. Management of this disease may also include a ketogenic diet, and physical and communication therapy. In addition to anti-convulsive drugs, many patients with Dravet syndrome are treated with anti-psychotic drugs, stimulants or drugs to treat insomnia.

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

Drug resistance is one of the main features of LGS. Generally, treatment requires broad spectrum AEDs and almost always polypharmacy. Treatment also depends on the seizure type as some treatments effective for one type of seizure may worsen another. The FDA approved treatments for LGS are: Epidiolex (cannabidiol-oral solution); Onfi (clobazam); Banzel (rufinamide); Lamictal (lamotrigine); Topamax (topirimate); and Felbatol (felbamate). These medicines are often used as adjunctive therapy with other AEDs and they show some efficacy, however, many also have severe undesirable side effects. Furthermore, several of these medicines are based on the same mechanism of action as traditional AEDs. As patients with LGS generally need to take several treatments to gain any change to their seizure frequency, we believe that there remains a need for further pharmacological treatments, particularly those with a different mechanism of action, to give prescribers more options in treating this rare, pharmacoresistant syndrome.

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

Epidiolex European Union Regulatory

In Europe, we submitted a marketing authorization application in December 2017 for both the Dravet syndrome and LGS indications. In late November 2018, during the later stages of this review, the second successful Phase 3 pivotal study in Dravet syndrome was completed and the Company agreed with the regulatory authority to add this data to the application. Fully integrating this data, along with some necessary administrative Brexit-related changes, now results in an expected EMA/CHMP opinion in the second quarter of 2019. GW has recently initiated an Early Access Program in the five largest European countries in Europe, enabling patients with the most immediate need to gain access.

Epidiolex European Union Commercial

We continue to make good progress for the commercialization of Epidiolex in Europe and are planning launches in the five major European markets starting in 2019, with the exact timing dependent on securing the appropriate pricing reimbursement. Our commercial leadership team is fully recruited and in place. This experienced team, which includes several epilepsy disease experts, is focused on progressing the necessary pricing and reimbursement, medical and pre-commercial activities required to deliver a successful European launch. In particular, significant progress is being made on building the local country organizations in the five major European markets. This first wave of local recruitment, very much focused on leadership and medical staff, is now completed with the timing of the sales team recruitment wave linked to pricing and reimbursement process. Medical affairs activities are progressing well with national advisory boards now completed in all the major markets and significant presence and data exposure at key European and National Congresses.

Epidiolex Follow-On Target Indication: TSC

TSC is a genetic disorder that causes non-malignant tumors to form in many different organs, primarily in the brain, eyes, heart, kidney, skin and lungs. The brain and skin are the most affected organs. TSC results from a mutation in tumor suppression genes TSC1 or TSC2. According to the Tuberous Sclerosis Alliance, TSC is estimated to affect approximately 50,000 patients in the U.S. The most common symptom of TSC is epilepsy, which occurs in 75 – 90 percent of patients, about 70 percent of whom experience seizure onset in their first year of life. Approximately 60 percent of these TSC patients (or approximately 25,000 patients in the U.S.) have treatment-resistant seizures. The seizures of TSC are typically focal in onset, meaning that they are localized to one region and hemisphere of the brain. There are significant co-morbidities associated with TSC including cognitive impairment in 50 percent, ASD in up to 40 percent and neurobehavioral disorders in over 60 percent of individuals with TSC.

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

We are progressing a Phase 3 trial of Epidiolex in patients with TSC. This dose-ranging trial, which has been fully recruited (n=210), is a 16-week comparison of Epidiolex versus placebo to assess the safety and efficacy of Epidiolex as an adjunctive anti-epileptic treatment. The primary measure of this trial is the percentage change from baseline in seizure frequency during the treatment period. Primary endpoint seizure types include focal motor seizures with or without impairment of consciousness or awareness and generalized convulsive seizures. Data from this trial is expected in the first half of 2019. Subject to positive results, we expect to submit a supplemental NDA for Epidiolex in TSC in the fourth quarter of 2019.

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

Epidiolex Formulation Life Cycle Management

In addition to the currently marketed Epidiolex oral solution formulation, we continue to develop additional formulations of CBD as part of its life cycle management plan. We are developing a capsule to provide more convenient administration, particularly for adults and older children across our target indications. We are also developing an improved oral solution and an IV formulation.

Epidiolex Intellectual Property

In addition to seven years of orphan exclusivity plus the expected six-month pediatric extension (to be filed), we seek to protect Epidiolex through the expansion of our patent portfolio. Our patent portfolio relating to the use of CBD in the treatment of epilepsy includes 28 distinct patent families that are either granted or filed. Most of the patent families in this portfolio claim the use of CBD in the treatment of particular childhood epilepsy syndromes, seizure sub-types and interactions with other concomitantly dosed anti-seizure drugs. To date, we have obtained twelve patents and received notices of allowance for a further application from the U.S. Patent and Trademark Office, or USPTO, including claims for the use of CBD for the treatment of convulsive, drop and atonic seizures associated with both LGS and Dravet syndrome, as well as the use of CBD with clobazam, and the teaching that dose adjustment may be needed when concomitantly prescribed. Some of these patents are directly aligned with the Epidiolex label and we have listed them in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book). These patents have expiry to 2035. We continue to identify novel findings and submit patent applications resulting from the Epidiolex development program and we expect additional grants from these applications.

Sativex

Sativex is an oromucosal spray of a formulated extract of the cannabis sativa plant that contains the principal cannabinoids delta-9-tetrahydrocannabinol, or THC, and CBD in a 1:1 ratio as well as specific minor cannabinoids and other non-cannabinoid components (the product has been granted the U.S. Adopted Name, or USAN, of nabiximols). We developed Sativex to be administered as an oromucosal spray, whereby the active ingredients are absorbed in part in the lining of the mouth, either under the tongue or inside the cheek. At this time, we have received regulatory approval for Sativex in numerous countries outside the U.S.

Sativex in the U.S.

In December 2017, we terminated our license agreement with Otsuka Pharmaceutical Co., Ltd., in relation to Sativex in the U.S. and we have reacquired full ownership of the development and commercialization rights to the product in the U.S. In the U.S., we met with the FDA in December 2018 to discuss the optimal regulatory pathway for U.S. approval of Sativex and are now in the process of planning a pivotal Phase 3 clinical trial, which we expect to commence in the fourth quarter of 2019.

Beyond an initial target U.S. indication of spasticity in MS, we believe that Sativex has significant additional market potential. We have completed over 10 placebo-controlled trials and believe there is the potential for future development of multiple indications.

Sativex International

To support the development and commercialization of Sativex internationally, we have license and development agreements with the following major pharmaceutical companies: Almirall S.A., or Almirall, in Europe (excluding the U.K.) and Mexico; Bayer

HealthCare AG, or Bayer, in the U.K. and Canada; Ipsen Biopharm Ltd, or Ipsen, in Latin America (excluding Mexico and the Islands of the Caribbean); Neopharm Group, or Neopharm, in Israel; and Emerge Health in Australia and New Zealand. These agreements provide our collaborators with the sole right to commercialize Sativex in exclusive territories for all indications.

Sativex Intellectual Property

Our strategy is to seek and obtain patents related to Sativex across all major pharmaceutical markets around the world. In the U.S., our patents (and our pending applications if they issue) relating to Sativex would expire on various dates between 2021 and 2029, excluding possible patent term extensions. We have at least seven different patent families containing one or more pending and/or issued patents directed to the Sativex formulation, the extracts from which Sativex is composed, the extraction technique used to produce the extracts and the therapeutic use of Sativex.

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
•

discovery of novel cannabinoid pharmacology through conducting in vitro and in vivo pharmacologic evaluation studies in validated disease models to determine the most promising potential therapeutic areas for each cannabinoid or extract;

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

Pipeline Summary

Epilepsy and Pediatric Neurology

Product/Product Candidates	Indication	Partner(s)	Status	Expected Next Steps

Epidiolex (CBD)	Childhood-onset epilepsy Initial targets: Treatment of seizures in LGS and Dravet syndrome in patients two years of age and older	We retain global rights.	Approved by the FDA and launched in the U.S. Under review by EMA in Europe.	CHMP opinion expected in Q2 2019.

	Additional targets: TSC		Phase 3 trial in TSC fully recruited.	Data from Phase 3 TSC trial expected in H1 2019. Subject to positive results, sNDA in Q4 2019.

	Rett syndrome			IND for pivotal trial submitted. Trial expected to commence H1 2019.

GWP42006 (CBDV)	ASD	We retain global rights.	Company-sponsored IND submitted Nov. 2018. Investigator led placebo-controlled trial in autism; expanded access IND to treat seizures associated with autism underway.	Company sponsored open-label trial expected to commence H1 2019. Investigator-led placebo-controlled trial expected to commence H1 2019.

	Rett syndrome		Investigator-led Phase 2 open label trial in Rett syndrome. FDA orphan designation in Rett syndrome.	Trial expected to commence H1 2019.

	Epilepsy		Phase 2a trial completed.	Under evaluation.

Intravenous GWP42003	Neonatal hypoxic-ischemic encephalopathy	We retain global rights.	Phase 1 trial in healthy volunteers complete.	Phase 2 trial due to commence H2 2019.

Other Pipeline Candidates

Product/Product Candidates	Indication	Partner(s)	Status	Expected Next Steps
Sativex (nabiximols)	MS spasticity (ex- U.S.)	Almirall, Bayer, Ipsen and Neopharm	Approved in numerous countries.

	MS spasticity (U.S.)	We retain rights.	FDA meeting completed in December 2018.	Pivotal Phase 3 trial expected to commence in Q4 2019.

	Pain/other neurological symptoms		Multiple placebo-controlled trials completed.	Pivotal program in planning.

Combination of CBD and THC	Glioblastoma	We retain global rights.	Phase 2 trial complete and reported in February 2017. Data presented at ASCO. FDA orphan designation.	Pivotal clinical program under evaluation.

GWP42003	Schizophrenia	We retain global rights.	Positive Phase 2 proof-of-concept.	Phase 2b trial under evaluation.

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

We have completed a Phase 1 trial of GWP42006 in 66 healthy subjects. In the trial, GWP42006 was generally well tolerated. More patients in the active group (73 percent) experienced treatment emergent adverse events compared to the placebo group (48 percent). A majority of the GWP42006 patients experienced adverse events of mild or moderate severity. The incidence of serious adverse events was low (3.7 percent on active compared to 1.2 percent on placebo).

We are working on various clinical initiatives for CBDV within the field of ASD. A physician-led expanded access IND is underway to treat seizures associated with autism in 30 patients. An investigator-led 100 patient placebo-controlled trial in autism is expected to commence in the first half of 2019. In November 2018, we filed an IND for a company-sponsored trial in ASD, which we expect to commence in 2019. An open-label proof of concept study is expected to commence in the first half of 2019 evaluating CBDV in 30 children with Rett syndrome and seizures. CBDV in Rett Syndrome has received Orphan Drug Designation from the FDA.

In February 2018, we announced that a Phase 2a study of CBDV in adult patients with focal seizures did not meet its primary endpoint and showed a favorable safety and tolerability profile. We are currently evaluating next steps for this indication.

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

Other Orphan Product Candidates

Glioblastoma

We are evaluating a combination product containing GWP42002:GWP42003 (CBD:THC, as well as specific minor cannabinoids and other non-cannabinoid components) in the treatment of recurrent glioblastoma multiforme, or GBM, a particularly aggressive brain tumor. We have received Orphan Drug Designation from the FDA and the EMA for this indication.

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

In 2017, we completed a placebo-controlled Phase 2 study of a combination of CBD and THC in recurrent glioblastoma multiforme, or GBM. This study, which evaluated a number of safety and exploratory efficacy endpoints, showed that patients with documented recurrent glioblastoma treated with this product as add-on therapy to dose-intense temozolomide, had an 83 percent one-year survival compared with 44 percent for patients on placebo (plus dose-intense temozolomide) (p=0.042). Preliminary data showed that median survival time for the CBD:THC group was 662 days compared with 369 days in the placebo group. Further follow-up demonstrates continued increased survival in the CBD:THC arm. CBD:THC was generally well tolerated with treatment emergent adverse events leading to discontinuation in two patients in each group. The most common adverse events (three patients or more and greater than placebo) were vomiting, dizziness, nausea, headache, and constipation.

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

Neonatal Hypoxic-Ischemic Encephalopathy (NHIE)

NHIE is acute or sub-acute brain injury due to asphyxia caused during birth resulting from deprivation of oxygen, referred to as hypoxia, as a result of a sentinel event such as ruptured placenta, parental shock and even increased heart rate. Hypoxic damage can occur to most of the infant’s organs, but brain damage is the most serious and least likely to heal, resulting in encephalopathy. This can later manifest itself as either mental retardation (including developmental delay and/or intellectual disability) or physical disabilities such as spasticity, blindness and deafness. Spastic diplegia and the other manifestations of cerebral palsy almost always feature asphyxiation during the birth process as a contributing factor. The exact timing and underlying causes of these outcomes remains unknown, but it is widely stipulated that interventions need to be administered within six hours of the hypoxic insult.

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

We held a pre-IND meeting with the FDA to discuss the development program for an intravenous CBD formulation in the treatment of NHIE. In April 2015, we received Orphan Drug Designation from the FDA for CBD for the treatment of NHIE and in July 2015 we received fast track designation. In July 2015 we received Orphan Drug Designation from the EMA for CBD for the treatment of perinatal asphyxia, an alternate term that describes the same condition. A Phase 1 trial of intravenous GWP42003 in healthy volunteers is now complete and we are planning for a Phase 2 trial to commence in the second half of 2019.

Our portfolio of intellectual property related to the use of cannabinoids in NHIE includes a number of issued patents and pending applications in both the U.S. and Europe. This portfolio is directed to the use of cannabidiol in the treatment of NHIE and product formulations.

Schizophrenia

Schizophrenia is a chronic disease that manifests through disturbances of perception, thought, cognition, emotion, motivation and motor activity. Over a lifetime, about 1 percent of the population will develop schizophrenia cross-culturally. All antipsychotic treatments for schizophrenia rely primarily upon their antagonistic action at the dopamine D2 receptor for their antipsychotic effect. They produce a wide range of adverse events and are often poorly tolerated by patients resulting in poor compliance with treatment.

Current antipsychotics also have little or no effect upon the negative symptoms (blunted mood and lack of pleasure, motivation and movement) of schizophrenia or the associated cognitive deficit. Furthermore, the positive symptoms (such as hallucinations, delusions and thought disorder) of at least one-third of patients fail to respond adequately to current treatments.

GWP42003 features CBD as the primary cannabinoid and has shown notable anti-psychotic effects in accepted pre-clinical models of schizophrenia and importantly has also demonstrated the potential to reduce the characteristic movement disorders induced by currently available anti-psychotic agents. In September 2015, we announced positive top line results from an exploratory Phase 2 placebo-controlled clinical trial of GWP42003 in 88 patients with schizophrenia who had previously failed to respond adequately to first line anti-psychotic medications. Over a series of exploratory endpoints, GWP42003 was consistently superior to placebo, with the most notable differences being in the PANSS positive sub-scale (p=0.019), the Clinical Global Impression of Severity (p=0.04) and Clinical Global Impression of Improvement (p=0.018). The safety profile of GWP42003 was reassuring, with no serious adverse events and an overall frequency of adverse events similar to placebo.

We are evaluating appropriate next steps regarding product development in schizophrenia.

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

Cannabinoid Science Overview

Although one cannabinoid, THC, is known to cause specific euphoric effects, no other cannabinoid is known to share these properties. In recent decades, there have been major scientific advances that have led to the discovery of new plant-derived cannabinoids and the endocannabinoid system. We are at the forefront of this science and our research into a large number of these cannabinoids suggests that each has distinct pharmacological effects. Although more studies are required to establish the clinical significance of these effects, they clearly have the potential to have therapeutic applications.

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
CBGV (Cannabigerovarin)

There are at least two types of cannabinoid receptors, CB1 and CB2, in the human endocannabinoid system. CB1 receptors are considered to be among the most widely expressed G protein-coupled receptors in the brain and are particularly abundant in areas of the brain concerned with movement and postural control, pain and sensory perception, memory, cognition, emotion, and autonomic and endocrine function. CB1 receptors are also found in peripheral tissues including peripheral nerves and non-neuronal tissues such as muscle, liver tissues and fat. CB2 receptors are expressed primarily in tissues in the immune system and are believed to mediate the immunological effects of cannabinoids. In addition, research suggests that beyond this endocannabinoid system non-THC cannabinoids interact with other important neurotransmitter and neuromodulatory systems in the human body, including G-protein coupled receptors (GPR55), TRP channels, adenosine uptake and serotonin receptors. The far-reaching and diverse pharmacology of the numerous cannabinoids provides significant potential for development of cannabinoid therapeutics across many indications and disease areas.

Our Product Development Approach

Our approach to early product development of novel cannabinoids consists of the following stages:

Cannabinoid Chemotype Development.  Our research activities commence with the generation of novel and proprietary cannabinoid plant types that produce selected cannabinoids. Our plant geneticists breed unique and protected chemotypes, or plants characterized by their chemical content, such that we can precisely control the cannabinoid composition of a plant. We employ traditional and molecular methods of plant breeding, with no use of genetic modification. We select chemotypes on the basis of their cannabinoid profile, appropriate levels of ingredients and botanical characteristics that enable commercial viability.

Active Pharmaceutical Ingredient Preparation.  After we generate the unique chemotypes, we develop and characterize preparations from an extract of the chemotype. In addition to preparing whole plant extracts, we also modify the extract preparations by adding or removing certain components or purifying preparations to produce a purified cannabinoid. Each of these steps may give rise to patentable inventions.

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

Product Composition and Formulation Development.  In parallel with the later stages of pharmacological evaluation, we identify optimum extraction and processing methods for the most promising preparations and then develop clinical formulations from the plant extract and analytical methodologies to further study the formulations. We are able to develop formulations of potential product candidates that focus on one or more cannabinoids as key active constituents, those that harness the complexity of the whole plant extract, as well as formulations that focus on a single cannabinoid. Each of these steps may give rise to patentable inventions.

With respect to complex extracts, our formulation approach is exemplified by Sativex, the first approved cannabinoid therapeutic based on whole plant extracts from the cannabis plant. The main active ingredients of Sativex, THC and CBD, are extracted from two proprietary chemotypes. In addition to THC and CBD, Sativex contains additional cannabinoid and non-cannabinoid plant components. In order to achieve a fully standardized formulation of these complex extracts, we employ a range of advanced analytical technologies to demonstrate batch-to-batch uniformity. We standardize the formulation across the extract as a whole, not simply by reference to their key active components.

With respect to pure cannabinoid formulations, our approach is exemplified by Epidiolex. The active ingredient, CBD, is extracted from proprietary CBD containing chemotypes and then undergoes various processing steps to generate the isolated highly-purified compound.

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

Manufacturing

We are responsible for the manufacture and supply of our products for commercial and clinical purposes. Some of these manufacturing activities are contracted to external third parties. We operate under GMP manufacturing licenses issued by the Medicines and Healthcare products Regulatory Agency, or MHRA, in the U.K. and our facilities have been audited by the MHRA, the FDA, and other international agencies. We have extensive in-house experience in production of botanical raw material, pharmaceutical production, quality control, quality assurance and supply chain management.

We have successfully exported cannabinoid commercial or research materials to more than 30 countries and have the necessary in-house expertise to manage the import/export process worldwide. For Epidiolex, our supply chain partners have obtained the permits and licenses necessary to support importation into the U.S. We have substantial expertise in, and experience with, relevant international, U.S. federal, and U.S. state regulations in relation to the research, distribution and commercialization of cannabinoid therapeutics. We have formed relationships with relevant international, U.S. federal, and U.S. state agencies in order to enable licensing of research sites, establishing appropriate product distribution channels and securing licensed storage, obtaining import/export licenses, and facilitating amendments to relevant legislation if required for commercialization.

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary elements of Epidiolex, Sativex and our other product candidates, technology and know-how, to operate without infringing on the proprietary rights of others, and to defend challenges and oppositions from others and prevent others from infringing on our proprietary rights. We have sought, and will continue to seek, patent protection in the U.S. and other countries for our proprietary technologies. Our intellectual property portfolio at January 31, 2019, includes 85 patent families with issued and/or pending claims directed to plants, plant extracts, extraction technology, pharmaceutical formulations, drug delivery and the therapeutic uses of cannabinoids, as well as plant variety rights, know-how and trade secrets. From these families, as of January 31, 2019, we own and/or license 265 pending patent applications worldwide. Within the U.S., we have 53 issued patents with a further 40 pending patent applications under active prosecution. There are an additional 622 issued patents outside of the U.S. Our policy is to seek patent protection for the technology, inventions and improvements that we consider important to the development of our business, but only in those cases where we believe that the costs of obtaining patent protection is justified by the commercial potential of the technology, and typically only in those jurisdictions that we believe present significant commercial opportunities.

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

From time to time, in the normal course of our operations, we will be a party to litigation and other dispute matters and claims relating to intellectual property. One of our European patents is currently the subject of appeal proceedings following successfully overcoming the opposition filed against it. Such proceedings may result in claims in these patents being narrowed or cancelled such that the scope of the patent may not be as broad, or the patent may be revoked in its entirety. Our U.S. patent claiming the use of CBD in the treatment of partial seizures is also subject of a petition for inter partes review by the Patents Trial and Appeal Board of the USPTO. A hearing was held in April 2018 and a final decision was issued in January 2019. Claims 1 and 2 of the patent were invalidated and the remaining claims remain. An interference action was commenced in January 2019 against our U.S. patent claiming the use of a 1:1 ratio CBD:THC in the treatment of glioblastoma multiforme. A final decision in this matter is not expected until late 2020/early 2021. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold. An unfavorable outcome to any legal matter, if material, could have a materially adverse effect on our operations or our financial position, liquidity or results of operations.

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

Patients in the U.S. suffering from seizures associated with Dravet or LGS are treated with a variety of FDA-approved products, including cannabidiol, clobazam, clonazepam, valproate, lamotrigine, levetiracetam, rufinamide, topiramate, ethosuximide, and zonisamide. In addition, Insys Therapeutics, Inc. has publicly stated its intention to develop CBD for infantile spasms and potentially other orphan indications. Zogenix, Inc. is developing low-dose fenfluramine in Dravet syndrome, for which it has reported positive Phase 3 results and in February 2019, submitted regulatory applications in both the U.S. and Europe. Stiripentol has been approved in Europe for several years to treat Dravet syndrome and was recently approved by the FDA. Zynerba Pharmaceuticals, Inc. is developing a topical formulation of CBD, for which it has commenced a pivotal trial in Fragile X syndrome.

In both MS spasticity and cancer pain, Sativex aims to treat patients who do not respond adequately to standard care. In MS spasticity, such treatments include baclofen and tizanidine, and in cancer pain such treatments include morphine and other opioids.

With respect to CBD, a number of nonapproved and nonstandardized artisanal, vernacular CBD preparations derived from crude herbal cannabis have been made available in limited quantities by producers of “medical marijuana” in the U.S. We have never endorsed or supported the idea of distributing or legalizing crude herbal cannabis, or preparations derived from crude herbal cannabis, for medical use and do not believe prescription cannabinoids are the same, and therefore competitive with, crude herbal cannabis. We have consistently maintained that only a cannabinoid medication, one that is standardized in composition, formulation and dose, administered by means of an appropriate delivery system, and tested in properly controlled pre-clinical and clinical studies, can meet the standards of regulatory authorities around the world, including those of the FDA. We have also repeatedly stressed that these regulatory processes provide important protections for patients, and we believe that any cannabinoid medication must be subjected to, and satisfy, such rigorous scrutiny.

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

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement, certifying that its proposed ANDA labeling does not contain (or carve out) any language regarding the patented method-of-use, rather than certify to a listed method-of-use patent.

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

The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV or V — with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the U.S. and lack accepted safety for use under medical supervision. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence. Epidiolex is a Schedule V controlled substance. Sativex, if approved in the U.S., will require scheduling by the DEA before it can be marketed.

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

Europe/Rest of World Government Regulation

In addition to regulations in the U.S., we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales (including pricing and reimbursement) and distribution of our products, if approved.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries.

In the European Union, medicinal products are subject to extensive pre- and post-marketing regulation by regulatory authorities at both the European Union and national levels. Additional rules also apply at the national level to the manufacture, import, export, storage, distribution and sale of controlled substances. In many European Union member states the regulatory authority responsible for medicinal products is also responsible for controlled substances. Responsibility is, however, split in some member states, such as the U.K. Generally, any company manufacturing or distributing a medicinal product containing a controlled substance in the European Union will need to hold a controlled substances license from the competent national authority and will be subject to specific record-keeping and security obligations. Separate import or export certificates are required for each shipment into or out of the member state.

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

To obtain regulatory approval to place a drug on the market in European Union countries, we must submit a marketing authorization application. This application is similar to the NDA in the U.S., with the exception of, among other things, country-specific document requirements. All application procedures require an application in the common technical document, or CTD, format, which includes the submission of detailed information about the manufacturing and quality of the product, and nonclinical and clinical trial information. Drugs can be authorized in the European Union by using (i) the centralized authorization procedure, (ii) the mutual recognition procedure, (iii) the decentralized procedure or (iv) national authorization procedures. The initial Sativex approvals were a consequence of an application under the De-Centralized Procedure, or DCP, to the E.U. member states of the U.K. and Spain.

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

Employees

The number of employees by function and geographic location as of the end of the period for our fiscal year ended December 31, 2018 was as follows:

As of December 31, 2018
By Function:
Research and development	251
Manufacturing and operations	175
Quality control and assurance	74
Commercial	173
Management and administrative	118
Total	791
By Geography:
United Kingdom	540
North America	251
Total	791

We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our relationships with our employees around the world are good.

Available Information

Access to our Transition Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC, may be obtained through the investor section of our website at http://www.gwpharm.com as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information in the investor section and on our website is not part of this Transition Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. Our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Financial Information

The financial information required under this Item 1 is incorporated herein by reference to Item 8 of this Transition Report on Form 10-K.

Corporate Information

Our registered and principal executive offices are located at Sovereign House, Vision Park, Chivers Way, Histon, Cambridge, CB24 9BZ, United Kingdom, our general telephone number is +44 1223 266 800 and our Internet address is http://www.gwpharm.com. Our website and the information contained on or accessible through our website are not part of this document.

Item 1A.  Risk Factors

Our business has significant risks. You should carefully consider the following risk factors and all other information contained in this Transition Report, including our consolidated financial statements and the related notes. The risks and uncertainties described below are those significant risk factors currently known and specific to us that we believe are relevant to our business, results of operations and financial condition. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

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

Successful commercialization of Epidiolex is subject to many risks. Prior to Epidiolex, we have only launched or commercialized one product, Sativex, outside of the U.S., and there is no guarantee that we will be able to successfully commercialize Epidiolex for its approved indications. While we have established our commercial team and have hired our U.S. sales force, we will need to maintain and further develop the team in order to successfully coordinate the commercialization of Epidiolex. Even if we are successful in maintaining and continuing to develop our commercial team, there are many factors that could cause the commercialization of Epidiolex to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of seizures associated with Dravet syndrome prior to 2018, it is especially difficult to estimate Epidiolex’s market potential. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for LGS and Dravet syndrome, and we do not know whether our or others’ estimates in this regard will be accurate. We have limited information about how physicians, patients and payers will respond to the pricing of Epidiolex. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market after launch, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex.

If the launch or commercialization of Epidiolex is unsuccessful or perceived as disappointing, our share price could decline significantly and the long-term success of the product and the Company could be harmed.

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

In June 2018, we received FDA regulatory approval for Epidiolex for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older. In Europe, we submitted an application to the European Medicines Agency, or EMA, in December 2017 and we expect a decision on the application in the second quarter of 2019. We have received Orphan Drug Designation from the FDA for Epidiolex for seizures associated with LGS, Dravet syndrome and TSC. We also received Orphan Designation from the EMA’s COMP for Epidiolex for Dravet syndrome, LGS and TSC, although there is no guarantee that upon approval, the designation will be reconfirmed. The FDA approval and other regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. With respect to the FDA’s approval of Epidiolex, we are subject to certain post-marketing requirements. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approval for Epidiolex and/or other civil or criminal penalties. In addition, with respect to Epidiolex, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices, or GMPs, with Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval, and with Good Laboratory Practices, or GLPs, for any nonclinical studies.

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

Our ability to generate revenues ultimately depends on our ability to sell our approved products and secure adequate third-party reimbursement. We currently have limited experience in marketing and selling our products. Our product Sativex is currently approved and sold through marketing partners in a number of countries outside of the U.S. for treatment of MS spasticity. Epidiolex for treatment of LGS and Dravet syndrome in patients two years of age and older is our only product approved for sale in the U.S., and we have only recently completed the build-out of an experienced commercial organization consisting of sales, medical affairs, marketing and market access teams.

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

Our management and personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. With the FDA approval for Epidiolex and the decision to promote and market in the U.S. the product candidates for which we receive marketing approval from the FDA, we have increased our number of full-time equivalent employees from 194 on September 30, 2013 to 791 as of December 31, 2018 primarily because we were conducting all of our Phase 2 and 3 clinical trials of Epidiolex and our other product candidates ourselves, and establishing a commercial organization and our commercial infrastructure. As a result of these activities, the complexity of our business operations has substantially increased. We will need to further expand our scientific, manufacturing, sales and marketing, managerial, compliance, operational, financial and other resources to support our planned research, development, manufacturing and commercialization activities.

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

The pharmaceutical industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. Some of these competitors and potential competitors have more experience than we have in the development of pharmaceutical products, including validation procedures and regulatory matters. In addition, Epidiolex and Sativex compete with, and our product candidates, if successfully developed, will compete with, product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or our collaboration partners have. In particular, Insys Therapeutics, Inc. is developing CBD in Infantile Spasms, or IS, and potentially other indications. Zogenix, Inc. has reported positive data in two Phase 3 trials of low dose fenfluramine in Dravet syndrome (for which it has submitted marketing applications in the U.S. and Europe) and has commenced a Phase 3 trial with this product in LGS. Biocodex recently received regulatory approval from the FDA for the drug Stiripentol (Diacomit) for the treatment of Dravet syndrome. Other companies with greater resources than us may announce similar plans in the future. In addition, there are non-FDA approved CBD preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

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

We are responsible for the manufacture and supply of Sativex to our collaboration partners and for the manufacture and supply of Epidiolex, Sativex and other product candidates for commercial use and for use in clinical trials. The manufacturing of Epidiolex, Sativex and our product candidates necessitates compliance with GMP and other regulatory requirements in jurisdictions internationally. Our ability to successfully manufacture Epidiolex, Sativex and other product candidates involves cultivation of botanical raw material from specific cannabinoid plants, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features, under tightly controlled processes and procedures. For Epidiolex, Sativex and our product candidates, production also requires the cultivation of cannabinoid plants under highly controlled and standardized conditions. In addition, we must ensure chemical consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We must also ensure that our batches conform to complex release specifications. For each step in the manufacturing process for Sativex, we are currently reliant on single manufacturing facilities and no back-up facilities are yet in place. We have a second site at which we can grow the specific cannabinoid plants that produce the CBD used in Epidiolex, a second site at which we can extract CBD from botanical raw material and a second site at which we can crystallize the purified CBD from the liquid plant extract, but we are currently reliant on a single manufacturing facility, and no back-up facilities are yet in place, for the other steps in the Epidiolex production process. Because Sativex is a complex mixture manufactured from plant materials, and because the release specifications may not be identical in all countries, certain batches may fail release testing and not be able to be commercialized. A number of our product candidates (excluding Epidiolex) also consist of a complex mixture manufactured from plant materials, and are therefore subject to a similar risk. If we are unable to manufacture Epidiolex, Sativex or other product candidates in accordance with regulatory specifications, including GMP, or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet current demand or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize Epidiolex, Sativex and our product candidates on a timely or cost-competitive basis, if at all. We have an on-going program for expanding and upgrading parts of our growing and manufacturing facilities and we are working with a number of contract manufacturing partners. This has allowed us to implement a manufacturing program that we believe includes a sufficient number of growing and manufacturing sites that should provide sufficient quantities to meet initial demand, and meet the FDA’s stringent requirements for demonstrating equivalence of the scaled-up manufacturing process. This program requires significant time and resources and may not be successful. We are in the final stages of significantly expanding our growing facilities to meet potential peak demand for Epidiolex, including working with several new contractor manufacturers and adopting new methods in order to handle and process bulk quantities of botanical raw material. We are planning to increase the scale at which we manufacture Epidiolex over the next few years in order to meet potential peak demand for Epidiolex, including working with several new contractors and, potentially, adopting new processes. These activities may be unsuccessful, may lead to delays, interruptions to supply or may prove to be more costly than anticipated.

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

Loss of our manufacturing facilities, our growing facilities, stored inventory or laboratory facilities through fire, theft or other causes, or loss of our botanical raw material due to pathogenic infection or other causes, could have an adverse effect on our ability to meet demand for Epidiolex or Sativex or to continue product development activities and to conduct our business. Failure to supply our partners with commercial product may lead to adverse consequences, including the right of partners to take over responsibility for product supply. We currently have insurance coverage to compensate us for such business interruptions; however, such coverage may prove insufficient to fully compensate us for the damage to our business resulting from any significant property or casualty loss to our inventory or facilities.

We have significant and increasing liquidity needs and may require additional funding.

Our operations have consumed substantial amounts of cash since inception. For the three months ended December 31, 2018, we reported a net operating cash outflow of $75.0 million and a net cash outflow from investing activities of $18.8 million. For the fiscal year ended September 30, 2018, we reported a net operating cash outflow of $231.9 million and a net cash outflow from investing activities of $32.9 million.

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

As a U.K. resident trading company, we are predominantly subject to U.K. corporate taxation. At December 31, 2018, we had cumulative carry-forward tax losses of $558.8 million, available to offset against future profits (subject to the restrictions on the use of such losses described below). The majority of these tax loss attributes have not been recognized on our balance sheet at December 31, 2018. It should be noted, however, that the use of carry-forward losses is restricted such that they are not available for offset against more than 50% of taxable profits in any accounting period (subject to a £5 million annual allowance). Additionally, as we carry out extensive research and development activities in the U.K., we benefit from the U.K. research and development tax credit regime. Up until the end of the financial year ended September 30, 2017, we have benefitted from the U.K. research and development tax credit regime for small and medium-sized companies, whereby our principal research subsidiary, GW Research Ltd, was able to surrender a portion of available losses that arise from research and development activity for a refundable credit of up to approximately 33.4% of the eligible research and development expenditure. However, due to the increase in the size of our employee workforce in the U.K. and our annual turnover we are now subject to the U.K. research and development tax credit regime for large companies. Beginning October 1, 2017, GW Research Ltd is able to claim a refundable research and development expenditure credit, but that credit is payable at a lower effective rate of approximately 9.7%. We may also benefit in the future from the U.K.’s “patent box” regime, which would allow certain profits attributable to revenue from patented products to be taxed at a lower rate of 10%. When taken in combination with our available carry-forward tax losses and the enhanced relief available on our research and development expenditure, we expect that this may result in a long-term low rate of corporation tax. If, however, we are unable to generate sufficient future taxable profits, or for any reason to utilize our carry-forward losses (as currently restricted), or there are unexpected adverse changes to the U.K. research and development tax credit regime or “patent box” regime, or we are unable to qualify for such advantageous tax legislation, our business, results of operations and financial condition may be adversely affected.

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

In the ordinary course of our business, we collect and store sensitive data, including valuable and commercially sensitive intellectual property, clinical trial data, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers, clinical trial subjects and employees, and patients, in our data centers, on our networks, and with our third-party cloud service providers. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure, and that of our third parties, may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, damage our reputation and cause a loss of confidence in our products and our ability to conduct clinical trials, which could adversely affect our business and reputation and lead to delays in gaining regulatory approvals for Epidiolex. Although we maintain business interruption insurance coverage, our insurance might not cover all losses from any future breaches of our systems.

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

In the ordinary course of our business, we, our vendors, and our third-party cloud service providers collect and store sensitive data, including legally protected patient health information, credit card information, personally identifiable information about our employees and patients, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing cloud-based and on-site systems. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information.

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

In May 2016, the European Union formally adopted the GDPR, which applies to all European Union member states from May 25, 2018 and replaced the European Union Data Protection Directive. The regulation introduces stringent new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. It has increased our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new European Union data protection rules. The GDPR is a complex law and the regulatory guidance is still evolving, including with respect to how the GDPR should be applied in the context of clinical trials or other transactions from which we may gain access to personal data. These changes in the law will increase our costs of compliance and result in greater legal risks.

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

The U.K. is currently negotiating the terms of its exit from the European Union (“Brexit”) scheduled for March 29, 2019. In November 2018, the U.K. and the European Union agreed upon a draft withdrawal agreement (“Withdrawal Agreement”) that sets out the terms of the U.K.’s departure, including commitments on citizen rights after Brexit, a financial settlement from the U.K., and a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade agreement to be agreed.  On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the European Union. If no agreement can be reached and the U.K. leaves the European Union with no agreement (“hard Brexit”), there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as on the regulatory process in Europe. As a result of this uncertainty, financial markets could experience volatility which could adversely affect the market price of our ADSs. We may also face new regulatory costs and challenges that could have a material adverse effect on our operations, including the potential for a delay in our European launch of Epidiolex. In this regard, the EMA has already issued a notice reminding marketing authorization holders of centrally authorized medicinal products for human and veterinary use of certain legal requirements that need to be considered as part of Brexit, such as the requirement for the marketing authorization holder of a product centrally approved by the European Commission to be established in the European Union, and the requirement for some activities relating to centrally approved products, such as batch release and pharmacovigilance, to be performed in the European Union. As a result of the foregoing developments, and in the absence of any clear indication that any agreed form of a Withdrawal Agreement will contain a contrary requirement, we have taken steps to establish a network of subsidiary undertakings in the major European markets and are planning to establish pharmacovigilance and batch release operations in the European Union. Depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult. In addition, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue it could cause volatility in our financial results.

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

Publication of information related to Epidiolex, Sativex and our product candidates by us or others may prevent us from obtaining or enforcing patents relating to these products and product candidates. Furthermore, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, any of our issued patents may be opposed and/or declared invalid or unenforceable. Two of our recently issued European patents, including our European patent claiming the use of CBD in the treatment of partial seizures, have received a notice of opposition, which may result in claims in these patents being narrowed or cancelled such that the scope of the opposed patent may not be as broad, or the opposed patent may be revoked in its entirety. In one of the opposition proceedings, the opponent failed to show the patent invalid. The other opposition proceeding relating to CBD in the treatment of partial seizures resulted in an initial decision that is under appeal. One of our U.S. patents was involved in an Inter Partes Review proceeding before the USPTO that resulted in invalidation of certain but not all claims of that patent. If we fail to adequately protect our intellectual property, we may face competition from companies who attempt to create a generic product to compete with Epidiolex or Sativex. We may also face competition from companies who develop a substantially similar product to Epidiolex, Sativex or one of our other product candidates that is not covered by any of our patents.

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

There is a substantial amount of change occurring in the U.S. regarding the use of medical and recreational marijuana products. While marijuana products not approved by FDA are Schedule I substances as defined under federal law, and their possession and use is not permitted according to federal law, at least 30 jurisdictions and the District of Columbia have enacted state laws to enable possession and use of marijuana for medical purposes, and at least ten jurisdictions for recreational purposes Under the U.S. Farm Bill, enacted in late 2018, certain extracts and other material derived from certain marijuana plants with extremely low THC content are now descheduled, although ,the marketing of such products as a food, dietary supplement, or for medical purposes remains subject to regulatory pre-marketing approval requirements and other FDA rules. Although our business is quite distinct from that of online and dispensary marijuana companies, future legislation authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved marijuana products could affect our business.

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

As of December 31, 2018, Capital Research and Management Company (Global Investors) held approximately 11.8% of our issued share capital, accounting for approximately 11.8% of the voting rights of the Company. To the extent Capital Research and Management Company (Global Investors) continues to hold a large percentage of our share capital and voting rights, it will remain in a position to exert greater influence in the appointment of our directors and officers and in other corporate actions that require shareholders’ approval.

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

We determined that, as of March 31, 2018, we no longer qualified as a “foreign private issuer” under the rules and regulations of the SEC. While we were a foreign private issuer, we were exempt from compliance with certain laws and regulations of the SEC, including the proxy rules, the short-swing profits recapture rules and certain governance requirements, such as independent director oversight of the nomination of directors and executive compensation. In addition, we were not required to file annual, quarterly and current reports and financial statements with the SEC as frequently or as promptly as U.S. companies registered under the Exchange Act. As a result of this determination, beginning on October 1, 2018, we were no longer entitled to “foreign private issuer” exemptions and we now report as a domestic U.S. filer, including filing quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements under Section 14 of the Exchange Act. In addition, we now prepare our financial statements in U.S. dollars in accordance with generally accepted accounting principles in the United States rather than International Financial Reporting Standards. In addition, beginning October 1, 2018, our “insiders” are subject to the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act and are no longer exempt from the requirements of Regulation FD promulgated by the SEC under the Exchange Act. Moreover, beginning October 1, 2018, we were no longer permitted to follow our home country rules in lieu of the corporate governance obligations imposed by Nasdaq, and are required to comply with the governance practices required of U.S. domestic issuers.

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

U.S. investors may have difficulty enforcing civil liabilities against our Company, our directors or members of senior management and the experts named in this Transition Report.

We are incorporated under the laws of England and Wales, and our subsidiaries are incorporated in various jurisdictions, including foreign jurisdictions. A number of the officers and directors of the Company and each of our subsidiaries and some of the experts named in this Transition Report are non-residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. Mayer Brown International LLP, our English solicitors, advised us that there is doubt as to whether English courts would enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon these civil liability provisions. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in the United Kingdom. An award for monetary damages under the U.S. securities laws would be considered punitive if it does not seek to compensate the claimant for loss or damage suffered and is intended to punish the defendant. The enforceability of any judgment in the United Kingdom will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and the United Kingdom do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.

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

The rules governing PFICs can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, we do not believe that we were classified as a PFIC for U.S. federal income tax purposes for the taxable year ending December 31, 2018.

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

Item 1B.  Unresolved Staff Comments

There are no written comments from the staff of the SEC which remain unresolved before the end of the fiscal year to which the Transition Report relates.

Item 2.  Properties

Our operations are conducted in leased facilities located in the United Kingdom and the United States. In addition to our leased administrative, research and manufacturing facilities, we also have dedicated growing facilities operated by contract partners. The following table provides a summary of our significant properties as of December 31, 2018:

Type	Location	Size (sq. ft.)	Lease / Contract Expiration
Administrative office	London, United Kingdom	6,950	2020-2028
Administrative office	Cambridge, United Kingdom	16,036	2021-2023
Administrative office	Andover, United Kingdom	3,113	2020
Administrative office	Carlsbad, United States	63,516	2019-2025
Administrative office	Southern United Kingdom	17,222	2025
Research and manufacturing	Southern United Kingdom	121,325	2019-2036
Growing facility	Eastern United Kingdom	1,960,000	2021
Growing facility	Northern United Kingdom	914,760	2019
Growing facility	Southern United Kingdom	163,350	2020

We believe that our office, research and manufacturing facilities are sufficient to meet our current needs. We are not aware of any environmental issues that may affect our utilization of our property.

Item 3.  Legal Proceedings

As of December 31, 2018, we were not a party to any material legal proceedings.

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

Prior to that date, there was no public trading market for our ADSs. Our ordinary shares were traded on the Alternative Investment Market, or AIM, a market operated by London Stock Exchange plc, under the symbol GWP between June 28, 2001 and December 5, 2016.

Holders of Ordinary Shares and ADSs

As of December 31, 2018, there were approximately 1,031 holders of record of our ordinary shares and 336 holders of record of our ADSs. The closing sale price per ADS on the Nasdaq Global Market on February 20, 2019 was $145.88.

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

Information about Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference in Item 12 of Part III of this Transition Report on Form 10-K.

Performance Graph

The following graph shows the cumulative total shareholder return of an investment of $100 in cash at market close on May 1, 2013 (the first day of trading of our ADSs) through December 31, 2018 for (1) our ADSs, (2) the Nasdaq Biotechnology Index and (3) the Nasdaq Composite Index (U.S.).

Total Shareholder Return

This graph shows the daily movements to December 31, 2018 of $100 invested in GW Pharmaceuticals plc ADRs on January 1, 2014 compared with the value of $100 invested in the Nasdaq Biotech Index or the Nasdaq Composite Index.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the U.S. Securities Act of 1933, as amended (Securities Act) or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2018.

Item 6.  Selected Financial Data

The following table sets forth our consolidated financial data for the three-month transition period ended December 31, 2018, the comparative three months ended December 31, 2017 and each of our five preceding fiscal years. The selected consolidated financial data as of December 31, 2018, September 30, 2018 and 2017 and for the three months ended December 31, 2018, and fiscal year ended September 30, 2018, 2017 and 2016, presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Transition Report. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this Transition Report on Form 10-K.

	Three Months Ended December 31,		Years Ended September 30,
	2018	2017	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$6,617	$2,220	$10,469	$7,957	$7,317	$6,537	$7,295
Other revenue	37	1,772	2,268	672	5,413	42,392	48,426
Total revenues	6,654	3,992	12,737	8,629	12,730	48,929	55,721
Operating expenses:
Cost of product sales	1,829	1,171	5,986	4,521	3,820	4,022	3,429
Research and development	29,086	36,195	153,736	112,249	104,375	95,653	61,380
Selling, general and administrative	49,083	25,174	141,818	58,020	33,188	21,659	12,120
Total operating expenses	79,998	62,540	301,540	174,790	141,383	121,334	76,929
Loss from operations	(73,344)	(58,548)	(288,803)	(166,161)	(128,653)	(72,405)	(21,208)
Interest income, net	2,154	290	2,396	1,112	367	260	115
Foreign exchange (loss) gain	(982)	160	(4,963)	(6,442)	35,897	9,528	5,307
Loss before income taxes	(72,172)	(58,098)	(291,370)	(171,491)	(92,389)	(62,617)	(15,786)
Income tax (benefit) expense	(266)	3,718	3,797	(1,032)	(693)	(3)	—
Net loss	$(71,906)	$(61,816)	$(295,167)	$(170,459)	$(91,696)	$(62,620)	$(15,786)
Net loss per common share, basic and diluted	$(0.20)	$(0.20)	$(0.88)	$(0.56)	$(0.34)	$(0.25)	$(0.08)
Weighted average common shares outstanding, basic and diluted	366,458	313,730	333,936	305,826	272,165	246,411	210,377

	December 31,	September 30,
	2018	2018	2017	2016	2015	2014
		(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$591,497	$354,913	$322,154	$483,445	$355,291	$266,788
Working capital	580,406	332,042	319,673	480,742	349,560	255,080
Total assets	756,068	490,535	442,922	583,315	443,177	316,389
Total liabilities	81,988	75,376	62,099	57,642	56,288	49,389
Total stockholders’ equity	674,080	415,159	380,823	525,673	386,887	267,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with “Selected Financial Data” and the historical consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Transition Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Information Regarding Forward-Looking Statements” and “Risk Factors.”

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

In Europe, we submitted an application to the CHMP in December 2017, and we expect a decision on the application in the second quarter of 2019. We have received Orphan Drug Designation from the FDA for Epidiolex for LGS, Dravet syndrome and TSC. We also received Orphan Designation from the COMP for Epidiolex for Dravet syndrome, LGS, and TSC. We continue to develop Epidiolex for additional indications, including the treatment of seizures associated with TSC and plan to commence a pivotal trial in the treatment of Rett syndrome.

Previously, we developed the world’s first plant-derived cannabinoid prescription drug, Sativex (nabiximols), which is approved for the treatment of spasticity due to multiple sclerosis in numerous countries outside the U.S. In the U.S., we met with the FDA in December 2018 to discuss the optimal regulatory pathway for U.S. approval of Sativex and are now in the process of planning a pivotal Phase 3 trial, which is expected to commence in the fourth quarter of 2019.

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

Change of Fiscal Year

We have changed our fiscal year end to December 31 from September 30. This transition report is for the three-month period of October 1, 2018 through December 31, 2018, which we refer to as the transition period.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States or U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements. The significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:

Revenue recognition

We have adopted ASU 2014-09, Revenue from Contracts with Customers or Topic 606, and all the related amendments to all contracts using the full-retrospective method. As required by the full-retrospective implementation method, revenue for all periods presented are accounted for under the new guidance. Certain practical expedients prescribed in Topic 606 were utilized in the adoption of Topic 606, including using historical experience to calculate transaction price for our revenue contracts. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Our product sales consist of sales of Epidiolex in the United States and sales of Sativex in numerous countries outside of the United States.

Epidiolex

Epidiolex was approved by the FDA for the treatment of Dravet syndrome and LGS in June 2018. Subsequent to the approval of Epidiolex by the FDA, the DEA reclassified Epidiolex from a Schedule I controlled substance to a Schedule V controlled substance, thereby allowing Epidiolex prescribed and distributed in the United States. On November 1, 2018, we launched sales of Epidiolex to specialty pharmacies (“SPs”) and specialty distributors (“SDs”). We recognize revenue from product sales upon receipt of product at the SPs and SDs, net of the following allowances which are reflected as either a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:

Distribution Fees: Distribution fees include distribution service fees paid to the SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost (“WAC”), and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit, and contractual rebates with commercial payers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements. The allowance for rebates is based on contracted and statutory discount rates and expected utilization. Our estimates for expected utilization of rebates is based on utilization data received from the SPs since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts and fees that relate to contracts with government and other entities purchasing from the SDs at a discounted price. The SDs charge back to us the difference between the price initially paid by the SDs and the discounted price paid to the SDs by these entities. We also incur group purchasing organization fees for transactions through certain purchasing organizations. We estimate sales with these entities and accrue for anticipated chargebacks and organization fees, based on the applicable contractual terms. If actual future chargebacks vary from these estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is accrued for based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Product Returns: Consistent with industry practice, we offer the SPs and SDs limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from the SPs and SDs and have the ability to control the amount of product that is sold to the SPs and SDs, we are able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs and SDs. In arriving at our estimate, we also consider historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

Sativex

Our product sales of Sativex, sold outside of the United States for the treatment of spasticity due to multiple sclerosis, or MS, are made pursuant to license agreements with commercial partners. We have entered into license agreements for the commercialization of Sativex with Almirall S.A., or Almirall, in Europe (excluding the United Kingdom) and Mexico; Bayer HealthCare AG in the United Kingdom and Canada; Ipsen Biopharm Ltd in Latin America (excluding Mexico and the Islands of the Caribbean); and Neopharm Group in Israel. Under these license agreements, we sell fully labeled Sativex vials to our commercial partners for a contractually agreed price, which is generally based on percentages of the commercial partners’ in-market net selling price charged to end customers. Product net sales revenue related to Sativex shipments to commercial license partners is recognized when shipped, at which point the customer obtains control of the product. We commercialize Sativex in Australia and New Zealand through a consignment relationship with a local distributor. Product net sales revenues related to Sativex sales in Australia and New Zealand are recognized when the product is sold through to the end customer.

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

Share-Based Compensation

We recognize share-based compensation expense for grants of stock options under our Long-Term Incentive Plans to employees and non-employee members of the board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period. Expense related to awards with graded vesting is generally recognized over the vesting period using the accelerated attribution method.

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

We estimate a benefit under the RDEC scheme of $0.8 million for the three months ended December 31, 2018 and a $4.3 million benefit for the year ended September 30, 2018. We develop estimates at each reporting date for the amount of the reimbursable research and development tax and expense credits and ultimately make reimbursement claims from Her Majesty’s

Revenue and Customs, or HMRC, as part of the annual U.K. tax return. Such claims are complex and require management to interpret and apply U.K. research and development tax legislation to our specific circumstances which requires the use of certain assumptions in estimating the portion of current year research costs that are eligible for the claim. If actual reimbursements differ from our estimates, adjustments to prior period accruals would affect the amount of research and development expense in the period of the adjustment.

Deferred Income Taxes

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates. As of December 31, 2018, we have deferred tax assets of $111.5 million, offset by deferred tax liabilities of $1.2 million and a valuation allowance of $101.6 million.

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

Our U.S. subsidiary, Greenwich Biosciences, Inc., is currently profitable and incurs a U.S. tax liability on taxable profits earned in the United States. Due to service agreements between our U.S. and U.K. operating subsidiaries and the commercialization of Epidiolex in the United States, our U.S. subsidiary is forecast to continue to generate taxable income in future periods. In determining whether the deferred tax asset is more-likely-than-not of being realized, we have taken into account the history of taxable profits, the forecast of future taxable income, including whether future originating temporary deductible differences are likely to be realized, and the reversal of temporary taxable deductions. We have determined that the deferred tax for Greenwich Biosciences, Inc. is more-likely-than-not to be realized and therefore have no valuation allowance against the U.S. deferred tax balances.

Forecasting U.S. taxable income is by nature subject to known and unknown risks, uncertainties, assumptions and other factors that could negatively impact our ability to realize the value of our deferred tax assets. These risks include our ability to successfully commercialize Epidiolex and the extent of future product development work performed by the U.S. subsidiary. If we determine in the future that an amount of our U.S. deferred tax assets fail to meet the more-likely-than-not to be realizable threshold, there will be a negative impact on our provision for income taxes and the amount of deferred tax assets recognized in our consolidated balance sheet. The amount of deferred taxes for our U.S. subsidiary included in our consolidated balance sheets is $8.7 million as of December 31, 2018 and $7.3 million and $6.8 million as of September 30, 2018 and 2017, respectively.

Recent Accounting Pronouncements

See Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies.”

Results of Operations

The following table summarizes the results of our operations for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017	Increase/Decrease
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$6,617	$2,220	$4,397
Other revenue	37	1,772	(1,735)
Total revenues	6,654	3,992	2,662
Operating expenses:
Cost of product sales	1,829	1,171	658
Research and development	29,086	36,195	(7,109)
Selling, general and administrative	49,083	25,174	23,909
Total operating expenses	79,998	62,540	17,458
Loss from operations	(73,344)	(58,548)	(14,796)
Interest income	2,449	604	1,845
Interest expense	(295)	(314)	19
Foreign exchange (loss) gain	(982)	160	(1,142)
Loss before income taxes	(72,172)	(58,098)	(14,074)
Income tax (benefit) expense	(266)	3,718	(3,984)
Net loss	$(71,906)	$(61,816)	$(10,090)

The following table summarizes the results of our operations for the years ended September 30, 2018 and 2017:

	Years Ended September 30,
	2018	2017	Increase/Decrease
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$10,469	$7,957	$2,512
Other revenue	2,268	672	1,596
Total revenues	12,737	8,629	4,108
Operating expenses:
Cost of product sales	5,986	4,521	1,465
Research and development	153,736	112,249	41,487
Selling, general and administrative	141,818	58,020	83,798
Total operating expenses	301,540	174,790	126,750
Loss from operations	(288,803)	(166,161)	(122,642)
Interest income	3,645	2,063	1,582
Interest expense	(1,249)	(951)	(298)
Foreign exchange (loss) gain	(4,963)	(6,442)	1,479
Loss before income taxes	(291,370)	(171,491)	(119,879)
Income tax (benefit) expense	3,797	(1,032)	4,829
Net loss	$(295,167)	$(170,459)	$(124,708)

The following table summarizes the results of our operations for the years ended September 30, 2017 and 2016:

	Years Ended September 30,
	2017	2016	Increase/Decrease
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$7,957	$7,317	$640
Other revenue	672	5,413	(4,741)
Total revenues	8,629	12,730	(4,101)
Operating expenses:
Cost of product sales	4,521	3,820	701
Research and development	112,249	104,375	7,874
Selling, general and administrative	58,020	33,188	24,832
Total operating expenses	174,790	141,383	33,407
Loss from operations	(166,161)	(128,653)	(37,508)
Interest income	2,063	611	1,452
Interest expense	(951)	(244)	(707)
Foreign exchange (loss) gain	(6,442)	35,897	(42,339)
Loss before income taxes	(171,491)	(92,389)	(79,102)
Income tax (benefit) expense	(1,032)	(693)	(339)
Net loss	$(170,459)	$(91,696)	$(78,763)

Product net sales

Our product net sales are comprised of Epidiolex sales in the U.S. and sales of Sativex outside of the U.S. Sales of Sativex are made pursuant to license agreements with commercial partners. Prior to the U.S. launch of Epidiolex in November 2018, our product net sales consisted entirely of Sativex sales outside of the U.S.

Product net sales in the three months ended December 31, 2018 were comprised of $4.7 million in net sales of Epidiolex and $1.9 million in net sales of Sativex. The $4.4 million increase in product net sales to $6.6 million for the three months ended December 31, 2018 compared to $2.2 million for the three months ended December 31, 2017 was primarily due to the launch of Epidiolex in the U.S. on November 1, 2018.

Product net sales increased $2.5 million in the year ended September 30, 2018 to $10.5 million compared to $8.0 million in the year ended September 30, 2017. The increase in product net sales in the year ended September 30, 2018 was primarily due to increases in sales of Sativex in Europe, Canada and Israel.

Product net sales increased $0.7 million in the year ended September 30, 2017 to $8.0 million compared to $7.3 million in the year ended September 30, 2016. The increase in product net sales in the year ended September 30, 2017 was primarily due to increases in sales of Sativex in the U.K. and Europe.

Other revenue

Other revenue primarily consists of milestone revenue related to our Sativex license agreements and research and development fee revenue related to license and collaboration agreements.

Other revenue in the three months ended December 31, 2018 consists of remaining development fees related to the Otsuka license agreement. Other revenue in the three months ended December 31, 2017 primarily consists of previously deferred development fee revenue that was recognized upon the termination of the Otsuka license agreement. The reduction in other revenue in the three months ended December 31, 2018 compared to the three months ended December 31, 2017 was primarily due to the termination of the Otsuka license agreement which occurred in December of 2017.

Other revenue in the year ended September 30, 2018 consists of $2.1 million of research and development fee revenue related to the Otsuka license agreement that was terminated in the first quarter of the fiscal year ended September 30, 2018 and $0.2 million of milestone revenue related to the achievement of a Sativex regulatory approval milestone. Other revenue in the year ended September 30, 2017 consists of $0.7 million of research and development fees related to the Otsuka license agreement. The increase in development fee revenue in the year ended September 30, 2018 is due to deferred research and development fees that were recognized in the fiscal year ended September 30, 2018 in conjunction with the termination of the Otsuka license agreement.

Other revenue declined in the year ended September 30, 2017 to $0.7 million from $5.4 million in the year ended September 30, 2016. Other revenue in the year ended September 30, 2016 consists entirely of research and development fee revenue related to the Otsuka license agreement. The decline in other revenue in the year ended September 30, 2017 is due primarily to the conclusion of the Otsuka-funded Sativex clinical trials for cancer pain in the U.S.

Cost of product sales

Cost of sales increased $0.7 million, or 56% in the three months ended December 31, 2018 to $1.8 million, or 28% of product net sales, compared to $1.2 million, or 53% of product net sales in the three months ended December 31, 2017. The increase in cost of sales in dollars is primarily due to an increase in product net sales, primarily due to the launch of Epidiolex in the U.S. The reduction in cost of sales as a percentage of product net sales is due to the positive impact in the three months ended December 31, 2018 of directly commercializing Epidiolex in the U.S. compared to the similar period in the prior year when products net sales consisted only of Sativex sales outside of the U.S. through license partners.

Cost of sales increased $1.5 million, or 32%, in the year ended September 30, 2018 to $6.0 million, or 57% of product net sales, compared to $4.5 million, or 57% of product net sales in the year ended September 30, 2017. The increase in cost of sales in dollars is primarily due to the increase in product net sales in the year ended September 30, 2018 compared to the year ended September 30, 2017.

Cost of sales increased $0.7 million, or 18%, in the year ended September 30, 2017 to $4.5 million, or 57% of product net sales, compared to $3.8 million, or 52% of product net sales in the year ended September 30, 2016. The increase in cost of sales in dollars is primarily due to the increase in product net sales in the year ended September 30, 2017 compared to the year ended September 30, 2016.

Research and development expenses

We believe that our future revenues and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of December 31, 2018, we consider the following R&D projects to be our most significant late-stage product candidates:

•	Epidiolex for the treatment of Dravet syndrome and LGS (Europe)
•	Epidiolex for the treatment of tuberous sclerosis complex (United States)
•	Sativex for spasticity associated with MS (United States)

We have submitted a marketing authorization application in December 2017 for both the Dravet syndrome and LGS indications in Europe. This application has been validated by the European Medicines Agency and the outcome is expected in second quarter of 2019. We have submitted 121-day responses to the Committee for Medicinal Products for Human Use questions. We have also received Orphan Designation from the Committee for Orphan Medical Products for Epidiolex for Dravet syndrome, LGS, and TSC.

We are progressing a Phase 3 trial of Epidiolex in patients with TSC, which is now fully recruited. Data from this trial is expected in the first half of 2019.

In December 2017, we terminated our license agreement with Otsuka and we have reacquired full ownership of the development and commercialization rights to Sativex in the U.S. We met with the FDA in December 2018 to discuss the optimal regulatory pathway for U.S. approval of Sativex and are now in the process of planning a pivotal trial that is due to commence in the fourth quarter of 2019. We have already completed three positive Phase 3 trials in Europe for Sativex in MS spasticity.

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

We track all research and development expenditures against detailed budgets but do not seek to allocate all research and development costs by individual project. In 2018, we began to track external third-party costs for clinical trials by product candidate. In prior years we tracked costs for historical Sativex projects funded by Otsuka, but other costs were not allocated to individual projects. The components of R&D expense for the three months ended December 31, 2018 and 2017 and the year ended September 30, 2018 are as follows:

	Three Months Ended December 31,		Year Ended September 30,
	2018	2017	2018
	(in thousands)
External clinical trial expense
Epidiolex	$9,171	$7,456	$33,262
Other programs	604	393	1,460
Total external clinical trial expense	9,775	7,849	34,722
Otsuka funded research and development	—	—	565
Research and development tax and expense credits	(759)	(994)	(4,325)
Other internal research and development	20,070	29,340	122,774
Total research and development expense	$29,086	$36,195	$153,736

The components of R&D expense for the years ended September 30, 2017, and 2016 are as follows:

	Years Ended September 30,
	2017	2016
	(in thousands)
Otsuka funded research and development	$669	$5,391
Other research and development	137,587	129,465
Research and development tax and expense credits	(26,007)	(30,481)
Total research and development expense	$112,249	$104,375

R&D expenses decreased $7.1 million, or 20%, to $29.1 million for the three months ended December 31, 2018 compared to $36.2 million the three months ended December 31, 2017. The decrease in R&D expenses was primarily due to the prior period impact of inventory production costs for Epidiolex that were charged to R&D expenses prior to FDA approval in June 2018.

R&D expenses increased $41.5 million, or 37.0%, to $153.7 million in the year ended September 30, 2018 compared to $112.2 million in the year ended September 30, 2017. The increase in R&D expenses was primarily due to an increase in personnel and related costs, including share-based compensation expense, related to an increase in our global R&D headcount, an increase in costs to prepare the Epidiolex regulatory submissions in the U.S. and Europe, an increase in costs of growing high CBD plant material for Epidiolex, which prior to the achievement of regulatory approval in the U.S. were included in R&D expenses, and a decrease in the U.K. research and development tax and expense credits due to the transition out of the SME scheme and into the RDEC scheme in the U.K.

R&D expenses increased $7.8 million, or 7.5%, to $112.2 million in the year ended September 30, 2017 compared to $104.4 million in the year ended September 30, 2016. The increase in R&D expenses was primarily due to an increase in personnel and related costs, including share-based compensation expense, related to an increase in our global R&D headcount, an increase in costs of growing CBD plant material for the Epidiolex development program, and an increase in other overheads associated with running clinical trials such as depreciation of R&D assets, consumables and other property-related expenses. These increases were partially offset by a decrease in epilepsy and other GW-funded clinical program costs, including the completion of the three Epidiolex Phase 3 studies in Dravet syndrome and LGS during the year ended September 30, 2016.

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

SG&A expenses increased $23.9 million, or 95%, to $49.1 million in three months ended December 31, 2018 compared to $25.2 million in 2017. The increase in SG&A expenses in 2018 was primarily due to an increase in employee-related expenses driven by the build-out of our commercial functions in the U.S. and Europe, costs related to the November 2018 launch of Epidiolex in the U.S., an increase in all of our corporate support functions, and, to a smaller degree, an increase in insurance expenses and an increase audit and legal fees related to our transition to domestic registrant status with the SEC.

SG&A expenses increased $83.8 million, or 144.4%, to $141.8 million in the year ended September 30, 2018 compared to $58.0 million in the year ended September 30, 2017. The increase in SG&A expenses in 2018 was primarily due to an increase in employee-related expenses driven by the build-out of our commercial functions in the U.S. and Europe, pre-launch costs related to the October 2018 launch of Epidiolex in the U.S., an increase in all of our corporate support functions, and, to a smaller degree, an increase in insurance expenses and an increase audit and legal fees related to our transition to domestic registrant status with the SEC.

SG&A expenses increased $24.8 million, or 74.7%, to $58.0 million in the year ended September 30, 2017 compared to $33.2 million in the year ended September 30, 2016. The increase in SG&A expenses in 2017 was primarily due to an increase in employee-related expenses driven by the build-out of our commercial function in the U.S., an increase in pre-launch commercialization preparation costs, an increase in facilities costs due to the expansion of the U.S. operations, and an increase in Sarbanes-Oxley Act of 2002 compliance costs.

Interest Income

Interest income increased $1.8 million in the three months ended December 31, 2018 to $2.4 million compared to interest income of $0.6 million during the three months ended December 31, 2017. The increase in interest income in 2018 is primarily due to higher average cash and cash equivalent balances in 2018 compared to 2017 and increases in interest rates during the period.

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

Interest Expense

Interest expense remained consistent during the three months ended December 31, 2018 of $0.3 million compared to interest expense of $0.3 million in the three months ended December 31, 2017.

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

Foreign currency exchange (loss) gain

Foreign currency exchange gains and losses are driven primarily by cash balances and accounts payable denominated in a currency other than the transacting entity’s functional currency. A significant majority of our cash balances are denominated in U.S. dollars and the functional currency of the GW Pharmaceuticals plc legal entity was the British Pound for the years ended September 30, 2017 and 2016. Accordingly, a substantial portion of foreign currency transaction gains and losses in the years ended September 30, 2017 and 2016 related to the impact of exchange rate changes between the U.S. dollar and British Pound on the U.S. dollar denominated cash deposits held by GW Pharmaceuticals plc. On October 1, 2017, the U.S. dollar became the functional currency of GW Pharmaceuticals plc, which resulted in a significant reduction in foreign currency transaction gains and losses in the year ended September 30, 2018 compared to prior years. Beginning in 2018, our primary exposure to foreign currency exchange gains and losses is the British Pound denominated cash balance held by GW Pharmaceuticals plc.

Foreign currency exchange loss for the three months ended December 31, 2018 was $1.0 million compared to a foreign currency exchange gain of $0.2 million in the three months ended December 31, 2017. The increase in the foreign exchange loss in 2018 was due primarily to a due to the weakening of the U.S. dollar against the British Pound.

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

Income tax expense (benefit)

Income tax benefit for the three months ended December 31, 2018 was $0.3 million compared to an income tax expense of $3.7 million for the three months ended December 31, 2017. The decrease in income tax expense for 2018 was primarily due to the remeasurement of the federal portion of our U.S. subsidiary’s deferred tax assets and liabilities recorded in the three months ended December 31, 2017, the period of enactment of the Tax Cuts and Jobs Act.

Income tax expense for the year ended September 30, 2018 was $3.8 million compared to an income tax benefit of $1.0 million for the year ended September 30, 2017. The increase in income tax expense for 2018 was primarily due to the remeasurement of the federal portion of our U.S. subsidiary’s deferred tax assets and liabilities to the enacted tax rate expected to apply when the temporary differences are to be realized.  The President of the United States signed into law the Tax Cuts and Jobs Act on December 22, 2017 which among a broad range of tax reform measures, reduced the corporate tax rate from 35% to 21% effective January 1, 2018. The negative impact of the remeasurement of deferred tax assets was partially offset by a reduction in taxes on current period income due to the decline in the U.S. statutory tax rate.

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

We believe that our cash and cash equivalents as of December 31, 2018 of $591.5 million will be sufficient to fund our operations, including currently anticipated research and development activities and planned capital expenditures, for the foreseeable future, including for at least the next 12 months.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended December 31, 2018 and 2017 and years ended September 30, 2018, 2017 and 2016.

	Three Months Ended December 31,		Years Ended September 30,
	2018	2017	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(74,460)	$(51,558)	$(231,868)	$(148,974)	$(119,928)
Net cash used in investing activities	(18,750)	(8,741)	(32,887)	(20,097)	(12,911)
Net cash provided by (used in) financing activities	324,468	297,743	297,754	(1,213)	274,261
Cash and cash equivalents at end of the year	$591,497	$559,227	$354,913	$322,154	$483,445

Operating activities

As of December 31, 2018, we had cash and cash equivalents totaling $591.5 million compared to $559.2 million as of December 31, 2017. Net cash used in operating activities increased by $22.9 million to $74.5 million during the three months ended December 31, 2018 compared to $51.6 million for the three months ended December 31, 2017. The increase in cash used is primarily attributable to net loss of $72.2 million adjusted for non-cash items, including depreciation and amortization expense of $2.5 million and stock-based compensation of $9.7 million.

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

Investing activities

Net cash used in investing activities increased by $10.1 million to $18.8 million during the three months ended December 31, 2018 compared to $8.7 million for the three months ended December 31, 2017. The increase in cash used in investing activities is primarily due to the continued expansion of our manufacturing facilities.

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

Financing activities

Financing activities provided an increase in net cash of $26.8 million to $324.5 million during the three months ended December 31, 2018 compared to $297.7 million during the three months ended December 31, 2017. The increase in cash provided by financing activities is primarily due to net proceeds of $324.6 million received from our equity offering in October 2018.

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

Equity Financings

In October 2018, we completed a public offering of ADSs in which we sold 26.2 million ordinary shares at an offering price of $158.00 per ADS. The ADSs were sold pursuant to a shelf registration statement with the SEC. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $324.6 million.

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

Tabular Disclosure of Contractual Obligations

The following table summarizes our contractual obligations as at December 31, 2018.

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating lease obligations	$35,847	$6,164	$12,122	$6,550	$11,011
Capital lease obligations	1,923	223	446	430	824
Purchase obligations	38,193	38,193	—	—	—
Build-to-suit and landlord financing obligations	23,315	1,828	3,414	3,414	14,659
Growing operations	36,579	12,284	12,365	11,930	—
Total contractual obligations	$135,857	$58,692	$28,347	$22,324	$26,494

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

None.

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

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures in internal control over financial reporting were effective.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In conducting its assessment of internal control over financial reporting, management based its evaluation on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as at December 31, 2018. Based on its evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP. Their audit report on internal control over financial reporting appears in Part IV, Item 15. Deloitte & Touche LLP has also audited the consolidated financial statements as of and for the three months ended December 31, 2018 and their report expressed an unqualified opinion on those financial statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above in “Internal Control Over Financial Reporting” that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 11.  Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2018

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

As part of this Transition Report on Form 10-K, the consolidated financial statements are listed in the accompanying index to financial statements on page F-1.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

3. Exhibit Index

The following is a list of exhibits filed as part of this Transition Report on Form 10-K or are incorporated herein by reference:

Exhibit Number	Description of Exhibit

3.1*

Amended and Restated Memorandum & Articles of Association of GW Pharmaceuticals plc (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

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

10.80*

Letter of Appointment by and between GW Pharmaceuticals plc and Catherine Mackey, dated December 20, 2017 (incorporated by reference to Exhibit 10.80 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

Exhibit Number	Description of Exhibit
10.81*

Letter of Appointment by and between GW Pharmaceuticals plc and Alicia Secor, dated December 20, 2017 (incorporated by reference to Exhibit 10.81 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

10.82*

Letter of Appointment by and between GW Pharmaceuticals plc and Lord William Waldegrave, dated December 20, 2017 (incorporated by reference to Exhibit 10.82 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

14.1*	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

16.1*	Letter of Deloitte LLP, dated November 28, 2018 (incorporated by reference to Exhibit 16.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

21.1**	List of Subsidiaries

23.1**	Consent of Deloitte LLP

23.2**	Consent of Deloitte & Touche LLP

31.1**	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101***	INS XBRL Instance Document

101***	SCH XBRL Taxonomy Extension Schema Document

101***	CAL XBRL Taxonomy Calculation Linkbase Document

101***	DEF XBRL Taxonomy Extension Definition Linkbase Document

101***	LAB XBRL Taxonomy Label Linkbase Document

101***	PRE XBRL Taxonomy Presentation Linkbase Document

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.
†	Confidential treatment previously requested and granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(1)

Incorporated by reference to the Registration Statement on Form F-6 (File No. 333-187978), filed with the Securities and Exchange Commission on April 18, 2013 with respect to ADSs representing Ordinary Shares.

Item 16. Form 10-K Summary

None.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GW PHARMACEUTICALS PLC

By:
/s/Justin Gover
	Name:	Justin Gover
	Title:	Chief Executive Officer

Date: February 27, 2019

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Geoffrey Guy, Justin Gover and Scott Giacobello, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Transition Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Gover	Chief Executive Officer and Director
Justin Gover	(Principal Executive Officer)	February 27, 2019

/s/ Scott Giacobello	Chief Financial Officer
Scott Giacobello	(Principal Financial and Accounting Officer)	February 27, 2019

/s/ Geoffrey Guy
Dr. Geoffrey Guy	Director	February 27, 2019

/s/ James Noble
James Noble	Director	February 27, 2019

/s/ Cabot Brown
Cabot Brown	Director	February 27, 2019

/s/ Thomas Lynch
Thomas Lynch	Director	February 27, 2019

/s/ Catherine Mackey
Dr. Catherine Mackey	Director	February 27, 2019

/s/ Alicia Secor
Alicia Secor	Director	February 27, 2019

/s/ William Waldegrave
Lord William Waldegrave	Director	February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GW Pharmaceuticals plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of GW Pharmaceuticals plc and subsidiaries (the “Company”) as of December 31, 2018 and September 30, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for the three months ended December 31, 2018 and year ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and September 30, 2018, and the results of its operations and its cash flows for the three months ended December 31, 2018 and year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

February 27, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GW Pharmaceuticals plc

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

/s/ DELOITTE LLP

London, United Kingdom

28th November 2018

We began serving as the Company’s auditor in 2002. In 2018 we became the predecessor auditor.

GW PHARMACEUTICALS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	September 30,
	2018	2018	2017
Assets
Cash and cash equivalents	$591,497	$354,913	$322,154
Accounts receivable, net	4,192	2,122	1,367
Inventory	33,030	19,061	5,669
Prepaid expenses and other current assets	17,903	14,615	35,392
Total current assets	646,622	390,711	364,582
Property, plant, and equipment, net	90,832	82,381	63,175
Goodwill	6,959	6,959	6,959
Deferred tax assets	8,720	7,334	6,805
Other assets	2,935	3,150	1,401
Total assets	$756,068	$490,535	$442,922
Liabilities and stockholders’ equity
Accounts payable	$9,796	$9,741	$7,757
Accrued liabilities	52,477	46,739	33,656
Current tax liabilities	2,384	1,385	1,119
Other current liabilities	1,559	804	2,377
Total current liabilities	66,216	58,669	44,909
Long-term liabilities:
Capital lease obligations	1,454	1,535	1,741
Build-to-suit financing obligation	4,236	4,378	4,611
Other liabilities	10,082	10,794	10,838
Total long-term liabilities	15,772	16,707	17,190
Total liabilities	81,988	75,376	62,099
Commitments and contingencies (Note 10)
Stockholders’ equity:
Ordinary shares par value £0.001; 366,616,688 shares outstanding as of December 31, 2018; 340,246,840 and 304,439,740 shares outstanding as of September 30, 2018 and 2017, respectively	564	530	482
Additional paid-in capital	1,581,144	1,246,857	916,726
Accumulated deficit	(828,940)	(757,034)	(461,867)
Accumulated other comprehensive loss	(78,688)	(75,194)	(74,518)
Total stockholders’ equity	674,080	415,159	380,823
Total liabilities and stockholders’ equity	$756,068	$490,535	$442,922

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended December 31,	Years Ended September 30,
	2018	2018	2017	2016
Revenues
Product net sales	$6,617	$10,469	$7,957	$7,317
Other revenue	37	2,268	672	5,413
Total revenues	6,654	12,737	8,629	12,730
Operating expenses
Cost of product sales	1,829	5,986	4,521	3,820
Research and development	29,086	153,736	112,249	104,375
Selling, general and administrative	49,083	141,818	58,020	33,188
Total operating expenses	79,998	301,540	174,790	141,383
Loss from operations	(73,344)	(288,803)	(166,161)	(128,653)
Interest income	2,449	3,645	2,063	611
Interest expense	(295)	(1,249)	(951)	(244)
Foreign exchange (loss) gain	(982)	(4,963)	(6,442)	35,897
Loss before income taxes	(72,172)	(291,370)	(171,491)	(92,389)
Income tax (benefit) expense	(266)	3,797	(1,032)	(693)
Net loss	$(71,906)	$(295,167)	$(170,459)	$(91,696)

Net loss per common share, basic and diluted	$(0.20)	$(0.88)	$(0.56)	$(0.34)

Weighted average common shares outstanding, basic and diluted	366,458	333,936	305,826	272,165

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended December 31,	Years Ended September 30,
	2018	2018	2017	2016
Net loss	$(71,906)	$(295,167)	$(170,459)	$(91,696)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(3,494)	(676)	10,008	(56,955)
Comprehensive loss	$(75,400)	$(295,843)	$(160,451)	$(148,651)

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended December 31,	Years Ended September 30,
	2018	2018	2017	2016
Cash flows from operating activities
Net loss	$(71,906)	$(295,167)	$(170,459)	$(91,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	742	4,917	9,280	(35,750)
Stock-based compensation	9,683	31,627	15,479	12,661
Depreciation and amortization	2,534	9,290	7,054	5,152
Deferred income taxes	(1,265)	(317)	(3,770)	(2,343)
Other	—	241	1,554	1
Changes in operating assets and liabilities:
Accounts receivable, net	(2,125)	(804)	(277)	(735)
Inventory	(14,460)	(13,646)	5	656
Prepaid expenses and other current assets	(3,635)	14,489	(12,471)	(11,415)
Other assets	(47)	(564)	—	—
Accounts payable	(1,211)	2,238	3,171	(403)
Current tax liabilities	878	54	57	432
Accrued liabilities	5,942	16,507	1,253	3,397
Other current liabilities	93	(1,546)	(11)	(80)
Long-term liabilities	317	813	161	195
Net cash used in operating activities	(74,460)	(231,868)	(148,974)	(119,928)
Cash flows from investing activities
Additions to property, plant and equipment	(18,687)	(31,362)	(19,285)	(12,192)
Additions to capitalized software	(63)	(2,042)	(812)	(719)
Proceeds from disposal of property, plant and equipment	—	517	—	—
Net cash used in investing activities	(18,750)	(32,887)	(20,097)	(12,911)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of issuance costs	324,638	297,931	—	273,804
Proceeds from exercise of stock options	—	621	122	972
Payments on build-to-suit financing obligation	—	(113)	(105)	(21)
Payments on capital leases	(40)	(163)	(156)	(157)
Payments on landlord financing obligation	(130)	(522)	(1,074)	(337)
Net cash provided by (used in) financing activities	324,468	297,754	(1,213)	274,261
Effect of exchange rate changes on cash	5,326	(240)	8,993	(13,268)
Net increase (decrease) in cash and cash equivalents	236,584	32,759	(161,291)	128,154
Cash and cash equivalents at beginning of period	354,913	322,154	483,445	355,291
Cash and cash equivalents at end of period	$591,497	$354,913	$322,154	$483,445
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$3,726	$2,928	$1,241
Interest paid	$198	$1,249	$1,232	$97
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$1,899	$322	$1,793	$3,407

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at September 30, 2015	261,180	$424	$613,746	$(199,712)	$(27,571)	$386,887
Issuance of common stock in public offering, net of issuance costs	38,640	52	273,752	—	—	273,804
Issuance of common stock from exercise of stock options	2,273	3	969	—	—	972
Net loss	—	—	—	(91,696)	—	(91,696)
Stock-based compensation	—	—	12,661	—	—	12,661
Other comprehensive loss	—	—	—	—	(56,955)	(56,955)
Balances at September 30, 2016	302,093	$479	$901,128	$(291,408)	$(84,526)	$525,673
Issuance of common stock from exercise of stock options	2,347	3	119	—	—	122
Net loss	—	—	—	(170,459)	—	(170,459)
Stock-based compensation	—	—	15,479	—	—	15,479
Other comprehensive income	—	—	—	—	10,008	10,008
Balances at September 30, 2017	304,440	$482	$916,726	$(461,867)	$(74,518)	$380,823
Issuance of common stock in public offering, net of issuance costs	33,120	44	297,888	—	—	297,932
Issuance of common stock from exercise of stock options	2,687	4	616	—	—	620
Net loss	—	—	—	(295,167)	—	(295,167)
Stock-based compensation	—	—	31,627	—	—	31,627
Other comprehensive loss	—	—	—	—	(676)	(676)
Balances at September 30, 2018	340,247	$530	$1,246,857	$(757,034)	$(75,194)	$415,159
Issuance of common stock in public offering, net of issuance costs	26,220	34	324,604	—	—	324,638
Issuance of common stock from exercise of stock options	150	—	—	—	—	—
Net loss	—	—	—	(71,906)	—	(71,906)
Stock-based compensation	—	—	9,683	—	—	9,683
Other comprehensive loss	—	—	—	—	(3,494)	(3,494)
Balances at December 31, 2018	366,617	$564	$1,581,144	$(828,940)	$(78,688)	$674,080

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business Overview

GW Pharmaceuticals plc and its subsidiaries (the “Company”) are primarily involved in the development of cannabinoid prescription medicines using botanical extracts derived from the Cannabis plant. The Company is developing a portfolio of cannabinoid medicines, of which the lead product is Epidiolex®, an oral medicine for the treatment of refractory childhood epilepsies.

The Company is a public limited company, which has had American Depository Shares (“ADSs”) registered with the U.S. Securities and Exchange Commission (“SEC”) and has been listed on Nasdaq since May 1, 2013. Until December 5, 2016, the Company was also listed on the Alternative Investment Market, which is a submarket of the London Stock Exchange. The Company is incorporated and domiciled in the United Kingdom. The address of the Company’s registered office and principal place of business is Sovereign House, Vision Park, Histon, Cambridgeshire.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Change of Fiscal Year

We have changed our fiscal year end to December 31 from September 30. This transition report is for the three-month period of October 1, 2018 through December 31, 2018, which we refer to as the transition period.

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

Foreign Currency Translation

The financial position and results of operations of the Company’s non-U.S. subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Foreign currency transaction gains and losses are included in “foreign exchange (loss) gain” in the Company’s consolidated statements of operations.

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and doubtful accounts. Allowances for prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of December 31, 2018, September 30, 2018 and September 30, 2017, the Company determined that an allowance for doubtful accounts was not required and no accounts were written off during the periods presented.

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

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease by use of the straight-line method. The estimated useful lives for buildings and leasehold improvements range from 4 to 20 years. The estimated useful lives of machinery and equipment range from 3 to 20 years. Construction-in-process reflects amounts incurred for property, equipment or improvements that have not been placed in service. Maintenance and repair costs are expensed as incurred. When assets are retired or sold, the assets and accumulated depreciation are removed from the respective accounts and any gain or loss is recognized.

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

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We performed the annual assessment for goodwill impairment in October of 2018, noting no impairment.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company’s transfers control of the product and when the Company receives payment will be one year or less. Product shipping and handling costs are included in cost of sales.

Epidiolex Product Net Sales

Epidiolex was approved by the United States Food and Drug Administration (“FDA”) in June 2018. Subsequent to the approval by the FDA, the United States Drug Enforcement Agency (“DEA”) took action to change the classification of Epidiolex from a Schedule I controlled substance to Schedule V controlled substance, thereby allowing Epidiolex prescribed and distributed in the United States. On November 1, 2018, the Company launched sales of Epidiolex to specialty pharmacies (“SPs”) and specialty distributors (“SDs”). The Company recognizes revenue from product sales upon receipt of product at the SPs and SDs, the date at which the control is transferred, net of the following allowances and reflects each of these as either a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:

Distribution Fees: Distribution fees include distribution service fees paid to the SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost (“WAC”), fees for data, and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company’s estimates for expected utilization of rebates is based on utilization data received from the SPs since product launch. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts and fees that relate to contracts with government and other entities purchasing from the SDs at a discounted price. The SDs charge back to the Company the difference between the price initially paid by the SDs and the discounted price paid to the SDs by these entities. The Company also incurs group purchasing organization fees for transactions through certain purchasing organizations. The Company estimates sales with these entities and accrues for anticipated chargebacks and organization fees, based on the applicable contractual terms. If actual future chargebacks vary from these estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-Payment Assistance: The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is accrued for based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Product Returns: Consistent with industry practice, the Company offers the SPs and SDs limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient. As the Company receives inventory reports from the SPs and SDs and has the ability to control the amount of product that is sold to the SPs and SDs, it is able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs and SDs. In arriving at its estimate, the Company also considers historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

Sativex Product Net Sales

Sales of Sativex, which is currently being commercialized for spasticity due to multiple sclerosis (“MS”) outside the United States, are made pursuant to license agreements with commercial partners. The Company has entered into license agreements for the commercialization of Sativex with Almirall S.A. (“Almirall”), in Europe (excluding the United Kingdom) and Mexico; Bayer HealthCare AG (“Bayer”) in the United Kingdom and Canada; Ipsen Biopharm Ltd (“Ipsen”), in Latin America (excluding Mexico and the Islands of the Caribbean); and Neopharm Group (“Neopharm”) in Israel. Under these license agreements, the Company sells fully labeled Sativex vials to its commercial partners for a contractually agreed price, which is generally based on percentages of the commercial partners’ in-market net selling price charged to end customers. Product net sales revenue related to Sativex shipments to commercial license partners is recognized when shipped, the date at which the control is transferred. The Company commercializes Sativex in Australia and New Zealand through a consignment relationship with a local distributor. Product net sales revenue related to Sativex sales in Australia and New Zealand are recognized when the product is sold through to the end customer.

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

Research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. Prior to September 30, 2017, the Company benefited from the U.K. Small and Medium-sized Enterprise R&D Tax Credit scheme, under which companies are able to obtain a refundable credit of up to 33.4% of eligible research and development expenses incurred by U.K. domiciled entities. Due to the increase in the size of the Company’s employee workforce in the U.K. and annual net revenues, beginning October 1, 2017 the Company is subject to the U.K. R&D Expenditure Credit scheme, available to larger companies, which has a significantly lower credit than the SME scheme. The majority of the Company’s pipeline research, clinical trials management and the Epidiolex and Sativex chemistry and manufacturing controls development activities, which are generally carried out by a subsidiary in the U.K., are eligible for inclusion under the U.K tax and expenditure rebate schemes. For the three months ended December 31, 2018 and years ended September 30, 2018, 2017 and 2016, the Company recorded $0.8 million, $4.3 million, $26.0 million and $30.5 million, respectively, of U.K. tax and expenditure rebates as a component of research and development expense.

Concentration Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, investment securities, and accounts receivable. The Company’s cash and cash equivalents balances are primarily in depository accounts at major financial institutions in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. Further, the Company specifies credit quality standards for its customers that are designed to limit the Company’s credit exposure to any single party.

For the three months ended December 31, 2018, the Company’s five largest customers represented approximately 71% of the Company’s product net sales and 75% of the Company’s accounts receivable balance as of December 31, 2018. For the years ended September 30, 2018, 2017 and 2016, product net sales consisted entirely of Sativex sales outside of the United States pursuant to license agreements with a small number of commercial partners.

Share-based Compensation

The Company recognizes share-based compensation expense for grants of stock options under the Company's Long-Term Incentive Plans to employees and non-employee members of the Company's board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award's requisite service period. Expense related to awards with graded vesting is generally recognized over the vesting period using the accelerated attribution method.

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

Valuation allowances against the Company’s deferred tax assets were $101.6 million, $97.5 million and $46.1 million at December 31, 2018, September 30, 2018 and September 30, 2017, respectively. Changes in the valuation allowances are generally recognized in the provision for income taxes as a component of the estimated annual effective tax rate.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, market-priced stock options are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. Nominal strike-price options are considered common stock equivalents and are included in the calculation of basic weighted average shares outstanding once they have become vested. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at December 31, 2018, and September 30, 2018, 2017 and 2016, options totaling approximately 13.0 million, 13.0 million, 9.9 million and 7.6 million ordinary shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Segment and Geographic Reporting

Management has determined that the Company operates in one business segment which is the discovery, development and commercialization of novel therapeutics from its proprietary cannabinoid product platform in a broad range of disease areas.

Revenues recorded in the three months ended December 31, 2018 and years ended September 30, 2018, 2017 and 2016 were generated in the following geographical areas:

	Three Months Ended December 31,	Years Ended September 30,
	2018	2018	2017	2016
	(in thousands)
Europe	$1,131	$6,882	$5,447	$5,021
United Kingdom	220	1,761	1,758	1,363
United States	4,669	1,560	121	4,917
Canada	347	1,031	743	955
Asia / Other	287	1,503	560	474
Total revenues	$6,654	$12,737	$8,629	$12,730

Long-lived assets which include property, plant, and equipment were located as follows:

	December 31,	September 30,
	2018	2018	2017
	(in thousands)
United Kingdom	$89,550	$81,405	$62,344
United States	1,282	976	831
Total long-lived assets	$90,832	$82,381	$63,175

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months and requires disclosure of key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The classification criteria for distinguishing between operating and finance (previously capital) leases are substantially similar to the previous lease guidance, but with no explicit bright lines.

ASU No. 2016-02 became effective for the Company as of January 1, 2019. The Company elected the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. The Company has also elected the package of practical expedients permitted under the transition guidance, which among other things, allows the Company to carryforward the historical lease classification. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs.

While the Company is still finalizing the adoption procedures, the Company estimates that the adoption of this standard will result in recognition of additional lease assets and lease liabilities on its consolidated balance sheet as of January 1, 2019 of approximately $13.0 million to $17.0 million. Additionally, the Company’s build-to-suit financing obligation will be classified as a finance lease liability. The Company does not believe the adoption of ASU No. 2016-02 will materially affect its consolidated net loss or liquidity.

Note 3: Sativex License Agreements

The Company has entered into six separate license agreements for Sativex with major pharmaceutical companies. Each agreement provides the respective partner with exclusive rights in a defined geographic territory to commercialize Sativex in all indications, while the Company retains the exclusive right to manufacture and supply Sativex to license partners on commercial supply terms for the duration of the commercial life of the product. In November 2016, the Company entered into a mutual termination agreement with Novartis Pharma AG (“Novartis”), pursuant to which rights in Sativex in Australia and New Zealand, Asia (excluding Japan, China and Hong Kong), the Middle East (excluding Israel) and Africa will be returned to the Company over an agreed transition period. In December 2017, the Company entered into a mutual termination agreement with Otsuka to return the rights to develop and commercialize Sativex in the United States to the Company. As part of the termination agreement, the Company agreed to pay Otsuka a contingent future milestone payment of $10 million if Sativex achieves FDA approval in the U.S. and a total of $30 million of potential sales-based milestones if U.S. sales of Sativex reach certain thresholds. As of December 31, 2018, no amounts have been accrued related to the contingent payments because it is not probable that the milestones will be achieved.

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

Note 4: Fair Value Measurements

As of December 31, 2018 and September 30, 2018, the Company’s cash equivalents consisted of money market funds, which are classified as Level 1 within the fair value hierarchy defined by authoritative guidance. At September 30, 2017, the Company’s cash and cash equivalents consisted of short-term cash deposits.

Investment securities classified as Level 1 are valued using quoted market prices. The Company does not hold any securities classified as Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

Note 5: Composition of Certain Balance Sheet Captions:

Inventory consisted of the following:

	December 31,	September 30,
	2018	2018	2017
	(in thousands)
Raw materials	$676	$506	$267
Work in process	28,709	17,529	4,513
Finished goods	3,645	1,026	889
	$33,030	$19,061	$5,669

Property, plant and equipment, net, consisted of the following:

	December 31,	September 30,
	2018	2018	2017
	(in thousands)
Build-to-suit property	4,573	4,694	4,812
Machinery and equipment	32,598	33,303	28,431
Leasehold improvements	36,004	36,091	36,063
Office and IT equipment	2,481	2,109	2,108
Construction-in-process	44,546	34,165	12,319
	120,202	110,362	83,733
Accumulated depreciation	(29,370)	(27,981)	(20,558)
	$90,832	$82,381	$63,175

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

Depreciation of property and equipment was $2.2 million, $8.5 million, $7.0 million, and $5.1 million for the three months ended December 31, 2018 and for the years ended September 30, 2018, 2017, and 2016, respectively. The Company did not retire any property, plant, or equipment in the three months ended December 31, 2018. During the years ended September 30, 2018, 2017, and 2016, the Company retired $0.5 million, $1.8 million, and $1.4 million, respectively, of fully depreciated property, plant and equipment.

Accrued liabilities consisted of the following:

	December 31,	September 30,
	2018	2018	2017
	(in thousands)
Accrued compensation and benefits	$18,482	$15,578	6,749
Accrued vendor fees	11,452	12,773	8,983
Clinical trial accruals	10,059	8,487	6,687
Accrued growing fees	2,717	2,890	2,274
Accrued sales rebates and discounts	628	-	-
Other	9,139	7,011	8,963
	$52,477	$46,739	$33,656

Other liabilities consisted of the following:

	December 31,	September 30,
	2018	2018	2017
	(in thousands)
Landlord financing obligation	$9,434	$10,368	$10,629
Other	648	426	209
	$10,082	$10,794	$10,838

Note 6: Stockholders’ Equity

In October 2018, the Company completed a public offering of 2,185,000 ADSs listed on the Nasdaq Global Market, representing 26,220,000 ordinary shares of the Company, at a price of $158.00 per ADS. The net proceeds from this transaction after underwriting discounts and commissions were approximately $324.6 million.

In December 2017, the Company completed a public offering of 2,760,000 ADSs listed on the Nasdaq Global market, representing 33,120,000 ordinary shares of the Company, at a price of $115.00 per ADS. The net proceeds from this transaction after underwriting discounts and commissions were approximately $297.9 million.

In July 2016, the Company completed a public offering of 3,220,000 ADSs listed on the Nasdaq Global market, representing 38,640,000 ordinary shares of the Company at a price of $90.00 per ADS. The net proceeds from this transaction after underwriting discounts and commissions were approximately $273.8 million.

Note 7: Share-Based Compensation

Stock Plans

In March 2008, the Company adopted the GW Pharmaceuticals plc Long-Term Incentive Plan (“the 2008 LTIP Plan”). Share based awards granted by the Company from March 2008 to March 2017 were granted under the 2008 LTIP Plan. On March 14, 2017, the Company adopted the GW Pharmaceuticals plc 2017 Long-Term Incentive Plan (“the 2017 LTIP Plan”). The 2017 LTIP plan authorizes the Company to issue up to an aggregate of 15,000,000 ordinary shares, or 1,250,000 ADSs, related to share-based awards to employees, non-employee directors and consultants. No grants under the 2017 LTIP Plan may be made after March 13, 2022. As of December 31, 2018, 6,706,971 ordinary shares have been or may be issued pursuant to share-based awards that have been granted under the 2017 LTIP Plan.

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

The following table summarizes the Company’s nominal strike price stock option activity:

	Three Months Ended		Years Ended
	December 31,		September 30,
	2018		2018		2017		2016
	Nominal Strike Price Options	Weighted Average Grant Date Fair Value	Nominal Strike Price Options	Weighted Average Grant Date Fair Value	Nominal Strike Price Options	Weighted Average Grant Date Fair Value	Nominal Strike Price Options	Weighted Average Grant Date Fair Value
	(in thousands, except weighted average grant date fair value)
Outstanding, beginning of period	11,240	$8.41	9,752	$7.90	9,182	$5.16	7,334	$6.61
Granted	184	9.58	4,247	9.34	3,097	9.66	3,750	4.38
Exercised	(150)	7.36	(2,617)	7.21	(2,239)	3.21	(1,610)	2.05
Cancelled	(92)	8.61	(142)	9.37	(288)	6.69	(292)	4.07
Outstanding, end of period	11,182	$8.44	11,240	$8.41	9,752	$7.90	9,182	$5.16
Exercisable, end of period	1,054	$3.65	1,136	$6.11	1,986	$4.52	3,058	$2.60

The following table summarizes the Company’s market-priced stock option activity:

	Three Months Ended		Years Ended
	December 31,		September 30,
	2018		2018		2017		2016
	Market Strike Price Options	Weighted Average Exercise Price	Market Strike Price Options	Weighted Average Exercise Price	Market Strike Price Options	Weighted Average Exercise Price	Market Strike Price Options	Weighted Average Exercise Price
	(in thousands, except weighted average grant date fair value)
Outstanding, beginning of period	2,889	$8.49	2,174	$8.28	1,452	$5.80	1,098	$7.89
Granted	—	—	785	9.65	830	9.62	1,017	4.09
Exercised	—	—	(70)	9.03	(108)	1.15	(663)	1.50
Outstanding, end of period	2,889	$8.49	2,889	$8.49	2,174	$8.28	1,452	$5.80
Exercisable, end of period	461	$6.90	257	$8.74	—	—	107	$1.17

The weighted average per share fair value of market priced options granted during the years ended September 30, 2018, 2017, and 2016 was $5.98, $6.00, and $2.13, respectively. No market priced options were granted in the three months ended December 31, 2018.

The aggregate intrinsic value of the stock options exercised in the three months ended December 31, 2018 was $1.6 million. The aggregate intrinsic value of stock options exercised in the years ended September 30, 2018, 2017 and 2016 was $30.7 million, $22.9 million and $13.1 million, respectively. As of December 31, 2018, the weighted average remaining contractual life of options outstanding and options exercisable are 5.1 years and 5.4 years, respectively. Based on the Company’s closing year-end stock price of $97.39 per ADS (or $8.12 per ordinary share) at December 31, 2018, the aggregate intrinsic value of options outstanding and options exercisable are $97.8 million and $9.8 million, respectively.

Valuation and Expense Recognition of Share-Based Awards

The fair value of stock option awards that do not contain a market condition is estimated using the Black-Scholes option-pricing model. The estimated fair value of each stock option is then expensed over the requisite service period, which is generally the vesting period. The determination of fair value using the Black-Scholes model is affected by the Company’s ADS price as well as assumptions regarding a number of complex and subjective variables, including expected ADS price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Stock options granted during the three months ended December 31, 2018 and the years ended September 30, 2018, 2017 and 2016 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended December 31,	Years Ended September 30,
	2018	2018	2017	2016
Expected volatility	58%	63%	69%	58%
Risk-free interest rate	2.70%	2.30%	1.93%	1.30%
Expected dividend yield	0%	0%	0%	0%
Expected life of options in years	6.50	6.50	6.50	5.85

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

The table below summarizes the total share-based compensation expense included in the Company’s statements of operations for the periods presented (in thousands):

	Three Months Ended December 31,	Years Ended September 30,
	2018	2018	2017	2016
Research and development	$6,887	$9,385	$5,239	$6,586
Sales, general and administrative	2,382	22,242	10,240	6,075
	$9,269	$31,627	$15,479	$12,661

For the three months ended December 31, 2018, $0.4 million of share-based compensation related to manufacturing operations was capitalized into inventory. Share-based compensation related to manufacturing operations capitalized into inventory for the years ended September 30, 2018, 2017, and 2016 were negligible.

As of December 31, 2018, total compensation cost related to non-vested stock options not yet recognized was approximately $39.7 million, which is expected to be recognized over the next 38 months (11 months on a weighted average basis).

Note 8: Retirement Plans

The Company operates defined contribution retirement plans in the U.S. and U.K. for the benefit of all qualifying employees. The Company makes discretionary contributions to these plans and contributed $0.9 million, $3.3 million, $2.5 million, and $1.9 million in the three months ended December 31, 2018 and years ended September 30, 2018, 2017, and 2016, respectively.

Note 9: Income Taxes

Income (loss) before income taxes is as follows:

	Three Months Ended December 31,	Years Ended September 30,
	2018	2018	2017	2016
	(in thousands)
United States	$1,487	$12,041	$3,725	$2,030
United Kingdom	(73,659)	(303,411)	(175,216)	(94,419)
	$(72,172)	$(291,370)	$(171,491)	$(92,389)

The components of income tax (benefit) expense are as follows:

	Three Months Ended December 31,	Years Ended September 30,
	2018	2018	2017	2016
	(in thousands)
Current
U.S. federal	$945	$3,885	$2,676	$1,534
U.S. state and local	54	229	62	116
United Kingdom	—	—	—	—
Total Current	$999	$4,114	$2,738	$1,650

Deferred
U.S. federal	$(1,166)	$(263)	$(3,685)	$(2,178)
U.S. state and local	(99)	(54)	(85)	(165)
United Kingdom	—	—	—	—
Total Deferred	$(1,265)	$(317)	$(3,770)	$(2,343)
Total income tax (benefit) expense	$(266)	$3,797	$(1,032)	$(693)

As of December 31, 2018, September 30, 2018, and September 30, 2017, respectively, the tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows:

	Three Months Ended December 31,	Years Ended September 30,
	2018	2018	2017
	(in thousands)
Deferred tax assets:
Net operating losses	$94,999	$94,570	$46,379
Research and development tax credits	180	180	506
Share-based compensation	10,057	8,745	7,496
Accrued expenses	2,275	2,320	1,787
Capitalized costs	3,219	—	—
Other	825	291	199
Total gross deferred tax assets, net of valuation allowance	111,555	106,106	56,367
Valuation allowance	(101,606)	(97,462)	(46,126)
	9,949	8,644	10,241
Deferred tax liabilities:
Depreciation	$(1,229)	$(1,310)	$(2,220)
Deferred revenue	—	—	(1,216)
Total gross deferred tax liabilities	(1,229)	(1,310)	(3,436)
Net of deferred tax assets and liabilities	$8,720	$7,334	$6,805

A valuation allowance of $101.6 million, $97.5 million, and $46.1 million at December 31, 2018, September 30, 2018 and 2017, respectively, has been recognized to offset net deferred tax assets where realization of such assets is uncertain.  The valuation allowances are primarily related to deferred tax assets for operating loss carryforwards and temporary differences related to share-based compensation expense of the Company’s U.K. operations.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) which, among a broad range of tax reform measures, reduced the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. The reduction in the U.S. corporate tax rate required the Company’s U.S. subsidiary to remeasure the federal portion of deferred tax assets and liabilities at December 31, 2017 to the enacted tax rate expected to apply when the temporary differences are to be realized. SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), provides guidance on accounting for the tax effects of the 2017 Tax Act and allows a company to record provisional amounts during a remeasurement period not to extend beyond one year from the enactment date. The Company provisionally recorded $2.9 million of expense related to the remeasurement of deferred tax assets and liabilities of its U.S. subsidiary. As of December 22, 2018, when the SAB 118 period closed, the Company completed its accounting for the tax effects of the enactment of the 2017 Tax Act which resulted in immaterial adjustments to provisional estimates.

The following table reconciles the Company’s effective tax rate to the United Kingdom statutory rate:

	Three Months Ended December 31,	Years Ended September 30,
	2018	2018	2017	2016
Tax, computed at the UK statutory rate	19.0%	19.0%	19.5%	20.0%
U.S. research tax credits, net	0.4%	0.9%	1.6%	3.4%
Surrender of R&D expenditures for U.K. research tax credits, net	0.0%	(0.1%)	(5.7%)	(12.7%)
Foreign Derived Intangible Income	0.8%	—	—	—
Share-based compensation	0.2%	0.9%	2.1%	2.8%
Changes in valuation allowances	(19.6%)	(20.5%)	(16.2%)	(10.5%)
Overseas profits taxed at different rates	(0.1%)	(0.3%)	0.0%	(0.7%)
Remeasurement of deferred taxes from 2017 Tax Act	0.0%	(1.0%)	0.0%	0.0%
Other	(0.3%)	(0.2%)	(0.7%)	(1.6%)
Effective income tax rate	0.4%	(1.3%)	0.6%	0.7%

The Company is headquartered in the United Kingdom and has subsidiaries in the United Kingdom, United States, Europe, and Australia.

The Company incurs tax losses in the United Kingdom. The weighted-average U.K. corporate tax rate for the three months ended December 31, 2018, and years ended September 30, 2018, 2017, and 2016 was 19.0%, 19.0%, 19.5%, 20.0%, respectively. The United Kingdom’s 2016 Finance Bill, which was enacted on September 15, 2016, contained reductions in corporation tax to 19% from April 1, 2017 and 17% from April 1, 2020. The Company used a 17% tax rate as of December 31, 2018 in respect of the measurement of deferred taxes arising in the United Kingdom, which reflects the currently enacted tax rate based upon the anticipated timing of the unwinding of the deferred tax balances.

As of December 31, 2018, the Company had U.K. net operating loss carryforwards of approximately $558.8 million. Unsurrendered U.K. tax losses and tax credit carryforwards can be carried forward indefinitely to be offset against future taxable profits, however this is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward.

The Company’s subsidiary in the United States has generated taxable profits due to a service agreement between the Company’s subsidiaries in the United States and the United Kingdom and the commercialization of Epidiolex in the United States. The U.S. federal corporate tax rate for the three months ended December 31, 2018, and years ended September 30, 2018, 2017, and 2016 was 21.0%, 24.5%, 35%, and 35%, respectively. The U.S. federal statutory tax rate has decreased due to U.S. tax reform which was enacted in December 2017.

The impact of income taxes outside of the United States and United Kingdom are not significant.

The Company’s tax returns are subject to examination in the U.K. and U.S. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, the deduction of certain items, claims for research and development credits, compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from the Company’s tax returns as filed. The Company is no longer subject to examinations by tax authorities for tax years ended September 30, 2016 and prior in the United Kingdom. The Company’s U.K. income tax returns have been submitted to Her Majesty’s Revenue and Customs through the period ended September 30, 2017 and may be subject to audit until September 30, 2019. The Company is subject to examinations by U.S. Federal tax authorities for tax years ended September 30, 2017, 2016, 2015, and by state authorities for the tax years ended September 30, 2017, 2016, 2015, and 2014. The California Franchise Tax Board has initiated an income tax audit of the Company’s U.S. subsidiary for tax years ended September 30, 2017, 2016, and 2015.  The Company believes it has adequately accrued for tax deficiencies or reductions in tax benefits, if any, that could result from the examination and all open audit years.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. The Company’s total amount of unrecognized tax benefits was $1.9 million, $1.8 million, $1.1 million, and $0.9 million as of December 31, 2018, September 30, 2018, 2017, and 2016, respectively. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense and unrecognized tax benefits.  The amounts accrued for interest and penalty charges as of December 31, 2018, September 30, 2018, 2017, and 2016 were not significant.  If recognized, $1.9 million would affect the effective tax rate.  The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2018 will significantly change within the next twelve months.

The reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Three Months Ended December 31,	Years Ended September 30,
	2018	2018	2017	2016
	(in thousands)
Balance, beginning of period	$1,826	$1,134	$884	$182
Additions for tax positions related to current year	34	771	453	702
Additions for tax positions related to prior years	83	46	18	—
Reduction for tax positions related to prior years	—	(125)	(221)	—
Balance, end of period	$1,943	$1,826	$1,134	$884

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

Rent expense for operating leases is recorded on a straight-line basis over the life of the lease term. If an operating lease contains fixed and determinable escalation clauses or rent-free periods, the difference between the rent expense and the rent paid is recorded as deferred rent. Rent expense under the Company’s operating leases was $1.8 million, $5.7 million, $4.6 million, and $3.3 million, for the three months ended December 31, 2018 and years ended September 30, 2018, 2017, and 2016, respectively.

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

Landlord Financing

In conjunction with the build-to-suit property described above, the Company’s landlord provided $13.1 million of funding to the Company for the internal fit out of the production facility. The repayment of this landlord financing takes the form of quarterly rent payments over a 15-year period that commenced in May 2016. The landlord financing liability is accounted for at amortized cost using the effective interest method at a rate of 7.0%. As of December 31, 2018, September 30, 2018, and 2017, the total landlord financing liability balance was $10.0 million, $10.4 million and $11.1 million respectively and included in “other current liabilities” and “other liabilities” in the Company’s consolidated balance sheets.

Future lease commitments

The aggregate future minimum rent payments under leases in effect as of December 31, 2018, are as follows (in thousands):

Lease agreements accounted for as:	Capital Leases	Operating Leases	Build-to-Suit Financing Obligation	Landlord Financing	Total
2019	$223	$6,164	$603	$1,225	$8,215
2020	223	6,686	482	1,225	8,616
2021	223	5,436	482	1,225	7,366
2022	217	3,952	482	1,225	5,876
2023	213	2,598	482	1,225	4,518
Thereafter	824	11,011	5,872	8,787	26,494
Minimum lease commitments	$1,923	$35,847	$8,403	$14,912	$61,085

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

Legal Proceedings

As of December 31, 2018, we were not a party to any material legal proceedings.

Note 11:  Financial Statements and Supplementary Data (Unaudited)

The following interim financial information reflects all normal recurring adjustments necessary to fairly present the Company’s quarterly financial results. The summarized quarterly data for the three months ended December 31, 2018 and years ended September 30, 2018 and 2017 are as follows:

	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Revenue	$3,992	$3,041	$3,284	$2,420	$6,654
Operating loss	(58,548)	(68,242)	(81,406)	(80,607)	(73,344)
Net loss attributable to ordinary shareholders	(61,816)	(69,461)	(84,011)	(79,879)	(71,906)
Net loss per ordinary share, basic and diluted	(0.20)	(0.20)	(0.25)	(0.23)	(0.20)
Weighted average shares outstanding, basic and diluted	313,730	340,252	340,457	341,302	366,458

	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
	(in thousands)
Revenue	$2,034	$1,381	$2,764	$2,450
Operating loss	(35,801)	(38,923)	(43,023)	(48,414)
Net loss attributable to ordinary shareholders	(20,692)	(43,266)	(52,648)	(53,853)
Net loss per ordinary share, basic and diluted	(0.07)	(0.14)	(0.17)	(0.18)
Weighted average shares outstanding, basic and diluted	305,216	305,818	306,011	306,263

Note 12: Transition Period

The Company is presenting audited financial statements for the three months ended December 31, 2018. The following tables provide certain unaudited comparative financial information for the same period of the prior year.

	Three Months Ended December 31,
	2018	2017
	(in thousands, except share and per share amounts)
Revenues
Product net sales	$6,617	$2,220
Other revenue	37	1,772
Total revenues	6,654	3,992
Operating expenses
Cost of product sales	1,829	1,171
Research and development	29,086	36,195
Selling, general and administrative	49,083	25,174
Total operating expenses	79,998	62,540
Loss from operations	(73,344)	(58,548)
Interest income	2,449	604
Interest expense	(295)	(314)
Foreign exchange (loss) gain	(982)	160
Loss before income taxes	(72,172)	(58,098)
Income tax (benefit) expense	(266)	3,718
Net loss	$(71,906)	$(61,816)

Net loss per common share, basic and diluted	$(0.20)	$(0.20)

Weighted average common shares outstanding, basic and diluted	366,458	313,730

	Three Months Ended December 31,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net loss	$(71,906)	$(61,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss (gain)	742	(180)
Stock-based compensation	9,683	5,592
Depreciation and amortization	2,534	2,163
Deferred income taxes	(1,265)	(1,152)
Other	—	8
Changes in operating assets and liabilities:
Accounts receivable, net	(2,125)	(223)
Inventory	(14,460)	378
Prepaid expenses and other current assets	(3,635)	(516)
Other assets	(47)	(166)
Accounts payable	(1,211)	(1,802)
Current tax liabilities	878	4,898
Accrued liabilities	5,942	3,004
Other current liabilities	93	(2,071)
Long-term liabilities	317	325
Net cash used in operating activities	(74,460)	(51,558)
Cash flows from investing activities
Additions to property, plant and equipment	(18,687)	(7,748)
Additions to capitalized software	(63)	(993)
Proceeds from disposal of property, plant and equipment	—	—
Net cash used in investing activities	(18,750)	(8,741)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of issuance costs	324,638	297,932
Proceeds from exercise of stock options	—	1
Payments on build-to-suit financing obligation	—	(26)
Payments on capital leases	(40)	(39)
Payments on landlord financing obligation	(130)	(125)
Net cash provided by (used in) financing activities	324,468	297,743
Effect of exchange rate changes on cash	5,326	(371)
Net increase (decrease) in cash and cash equivalents	236,584	237,073
Cash and cash equivalents at beginning of period	354,913	322,154
Cash and cash equivalents at end of period	$591,497	$559,227