Form 10-Q
period 2019-03-31
GW PHARMACEUTICALS PLC
filed 2019-05-08
CIK 1351288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35892

GW PHARMACEUTICALS PLC

(Exact name of Registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sovereign House, Vision Park Chivers Way, Histon Cambridge, CB24 9BZ United Kingdom	+44 1223 266800
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES ☑  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐  NO ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
American Depositary Shares, each representing 12 Ordinary Shares, par value £0.001 per share	GWPH	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

As of April 30, 2019, 368,625,620 shares were outstanding including 353,893,356 shares held as American Depositary Shares, each representing twelve Ordinary Shares, par value of £0.001 per share and 14,732,264 Ordinary Shares.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$521,669	$591,497
Accounts receivable, net	19,251	4,192
Inventory	48,559	33,030
Prepaid expenses and other current assets	19,389	17,903
Total current assets	608,868	646,622
Property, plant, and equipment, net	102,029	90,832
Operating lease assets	20,077	—
Goodwill	6,959	6,959
Deferred tax assets	8,584	8,720
Other assets	3,040	2,935
Total assets	$749,557	$756,068
Liabilities and stockholders’ equity
Accounts payable	$10,794	$9,796
Accrued liabilities	59,782	52,477
Current tax liabilities	1,730	2,384
Other current liabilities	5,651	1,559
Total current liabilities	77,957	66,216
Long-term liabilities:
Finance lease liabilities	5,801	5,690
Operating lease liabilities	16,374	—
Other liabilities	9,696	10,082
Total long-term liabilities	31,871	15,772
Total liabilities	109,828	81,988
Commitments and contingencies (Note 7)
Stockholders’ equity:
Ordinary shares par value £0.001; 368,613,440 shares outstanding as of March 31, 2019; 366,616,688 shares outstanding as of December 31, 2018	567	564
Additional paid-in capital	1,593,056	1,581,144
Accumulated deficit	(879,004)	(828,940)
Accumulated other comprehensive loss	(74,890)	(78,688)
Total stockholders’ equity	639,729	674,080
Total liabilities and stockholders’ equity	$749,557	$756,068

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Product net sales	$38,974	$2,812
Other revenue	273	229
Total revenues	39,247	3,041
Operating expenses
Cost of product sales	5,131	1,625
Research and development	30,375	43,485
Selling, general and administrative	55,078	26,173
Total operating expenses	90,584	71,283
Loss from operations	(51,337)	(68,242)
Interest income	2,087	759
Interest expense	(265)	(325)
Foreign exchange loss	(1,114)	(640)
Loss before income taxes	(50,629)	(68,448)
Income tax (benefit) expense	(565)	1,013
Net loss	$(50,064)	$(69,461)

Net loss per common share, basic and diluted	$(0.14)	$(0.20)

Weighted average common shares outstanding, basic and diluted	369,823	340,252

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(50,064)	$(69,461)
Other comprehensive gain:
Foreign currency translation adjustments	3,798	4,108
Comprehensive loss	$(46,266)	$(65,353)

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2018	366,617	$564	$1,581,144	$(828,940)	$(78,688)	$674,080
Issuance of common stock from exercise of stock options	1,996	3	770	—	—	773
Net loss	—	—	—	(50,064)	—	(50,064)
Share-based compensation	—	—	11,142	—	—	11,142
Other comprehensive income	—	—	—	—	3,798	3,798
Balances at March 31, 2019	368,613	$567	$1,593,056	$(879,004)	$(74,890)	$639,729

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2017	337,964	$527	$1,220,206	$(523,683)	$(73,952)	$623,098
Issuance of common stock from exercise of stock options	549	1	—	—	—	1
Net loss	—	—	—	(69,461)	—	(69,461)
Share-based compensation	—	—	6,858	—	—	6,858
Other comprehensive income	—	—	—	—	4,108	4,108
Balances at March 31, 2018	338,513	$528	$1,227,064	$(593,144)	$(69,844)	$564,604

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(50,064)	$(69,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	797	873
Share-based compensation	11,142	6,859
Depreciation and amortization	2,417	2,307
Deferred income taxes	—	2,128
Changes in operating assets and liabilities:
Accounts receivable, net	(14,998)	(320)
Inventory	(14,295)	672
Prepaid expenses and other current assets	(874)	(492)
Other assets	659	(3)
Accounts payable	1,998	652
Current tax liabilities	(654)	(2,684)
Accrued liabilities	6,328	(7,005)
Other current liabilities	191	1,103
Long-term liabilities	(1,029)	(30)
Net cash used in operating activities	(58,382)	(65,401)
Cash flows from investing activities
Additions to property, plant and equipment	(12,087)	(6,056)
Additions to capitalized software	(199)	(338)
Net cash used in investing activities	(12,286)	(6,394)
Cash flows from financing activities
Proceeds from exercise of stock options	773	1
Payments on finance leases	(179)	(72)
Payments on landlord financing obligation	(138)	(137)
Net cash provided by (used in) financing activities	456	(208)
Effect of exchange rate changes on cash	384	11
Net decrease in cash and cash equivalents	(69,828)	(71,992)
Cash and cash equivalents at beginning of period	591,497	559,227
Cash and cash equivalents at end of period	$521,669	$487,235
Supplemental disclosure of cash flow information:
Income taxes paid	88	1,672
Interest paid	265	325
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	714	1,823

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Business Overview

GW Pharmaceuticals plc and its subsidiaries (referred to herein as “we,” “us,” “our,” and the “Company”) are primarily involved in the development of cannabinoid prescription medicines using botanical extracts derived from the cannabis plant. The Company is developing a portfolio of cannabinoid medicines, of which the lead product is Epidiolex®, an oral medicine for the treatment of refractory childhood epilepsies.

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

In September 2018, the Company changed its fiscal year end to December 31 from September 30 and filed a transition annual report on Form 10-KT (“Annual Report on Form 10-KT”) with the SEC for the three-month transition period ended December 31, 2018 on February 28, 2019.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-KT for the three-month transition period ended December 31, 2018. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our financial statements for interim periods.

The condensed consolidated balance sheet as of December 31, 2018 was derived from audited annual financial statements but does not include all annual disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements for the transition period ended December 31, 2018 included in our Annual Report on Form 10-KT. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other future periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash and cash equivalents, trade receivables, interest and other receivables, and accounts payable and accrued liabilities, approximate fair value due to the relative short-term nature of these instruments.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and doubtful accounts. Allowances for prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of March 31, 2019 and December 31, 2018, the Company determined that an allowance for doubtful accounts was not required and no accounts were written off during the periods presented.

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

The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to approval of Epidiolex by the United States Food and Drug Administration (“FDA”), all costs related to the manufacturing of Epidiolex were charged to research and development expense in the period incurred.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company’s transfers control of the product and when the Company receives payment will be one year or less. Product shipping and handling costs are included in cost of product sales.

Epidiolex Product Net Sales

Epidiolex was approved by the FDA in June 2018. Subsequent to the approval by the FDA, the United States Drug Enforcement Agency (“DEA”) took action to change the classification of Epidiolex from a Schedule I controlled substance to a Schedule V controlled substance, thereby allowing Epidiolex to be prescribed and distributed in the United States. On November 1, 2018, the Company launched sales of Epidiolex to specialty pharmacies (“SPs”) and specialty distributors (“SDs”). The Company recognizes revenue from product sales upon receipt of product at the SPs and SDs, the date at which the control is transferred, net of the following allowances which are reflected each of these as either a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:

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

Product Returns: Consistent with industry practice, the Company offers the SPs and SDs limited product return rights for damages, shipment errors, and expiring product, provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient. As the Company receives inventory reports from the SPs and SDs and has the ability to control the amount of product that is sold to the SPs and SDs, it is able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs and SDs. In arriving at its estimate, the Company also considers historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

The total amount deducted from gross sales for the allowances described above was $7.5 million for the three months ended March 31, 2019.

Sativex® Product Net Sales

Sales of Sativex, which is currently being commercialized for spasticity due to multiple sclerosis (“MS”) outside the United States, are made pursuant to license agreements with commercial partners. The Company has entered into license agreements for the commercialization of Sativex in Europe, Canada, Israel, Mexico, and South America. Under these license agreements, the Company sells fully labeled Sativex vials to its commercial partners for a contractually agreed price, which is generally based on percentages of the commercial partners’ in-market net selling price charged to end customers. Product net sales revenue related to Sativex shipments to commercial license partners is recognized when shipped, the date at which the control is transferred. The Company commercializes Sativex in Australia and New Zealand through a consignment relationship with a local distributor. Product net sales revenue related to Sativex sales in Australia and New Zealand are recognized when the product is sold through to the end customer.

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

Research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. Reimbursable research and development tax and expenditure credits were $0.8 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively.

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

Share-based Compensation

The Company recognizes share-based compensation expense for grants of stock options under the Company’s Long-Term Incentive Plans to employees and non-employee members of the Company’s board of directors based on the grant-date fair value of those awards. The grant-date fair value of an award is generally recognized as compensation expense over the award’s requisite service period. Expense related to awards with graded vesting is generally recognized over the vesting period using the accelerated attribution method.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period. For the purpose of this calculation, vested nominal strike-price options are considered common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period determined using the treasury stock method. The Company incurred net losses for all periods presented and therefore excluded all potentially dilutive securities in the calculation of diluted net loss per share. For the three months ended March 31, 2019 and 2018, options totaling approximately 12.4 million and 13.4 million ordinary shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

New Accounting Pronouncements

On January 1, 2019, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board (“FASB”) on accounting for leases using the modified retrospective method. This new accounting standard requires a lessee to recognize an asset and liability for most leases on its balance sheet. The Company elected the optional transition method that allowed for a cumulative-effect adjustment as of January 1, 2019 and did not restate previously reported results in the comparative periods. The Company also elected to adopt certain practical expedients allowed by the new standard, which among other things, allowed the Company to carry forward its historical lease classification.

As a result of adoption of the new standard, the Company recorded operating lease assets and liabilities of approximately $20.5 million and $21.1 million, respectively as of January 1, 2019. The operating lease liability was determined based on the present value of the remaining minimum rental payments and the operating lease asset was determined based on the value of the lease liability, adjusted for existing deferred rent balances, which were previously included in other current liabilities and other liabilities. Accounting for the Company’s finance leases remains substantially unchanged. As a result of the adoption of the new leasing accounting standard, the Company’s build-to-suit asset has been reclassified to buildings and the build-to-suit financing obligation has been reclassified to finance lease obligation in the condensed consolidated balance sheets. The adoption of the new standard did not materially impact the Company’s consolidated results of operations or cash flows.

In addition, the adoption of this new accounting standard resulted in increased qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For further details, see Note 8 Leases.

Note 3: Fair Value Measurements

At March 31, 2019 and December 31, 2018, the Company’s cash equivalents consisted of money market funds, which are classified as Level 1 within the fair value hierarchy defined by authoritative guidance.

Investment securities classified as Level 1 are valued using quoted market prices. The Company does not hold any securities classified as Level 2, which are securities valued using inputs that are either directly or indirectly observable, or Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

Note 4: Composition of Certain Balance Sheet Captions:

Inventory consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Raw materials	$1,255	$676
Work in process	41,179	28,709
Finished goods	6,125	3,645
	$48,559	$33,030

Property, plant and equipment, net, consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Buildings	$4,710	$4,573
Machinery and equipment	33,717	32,598
Leasehold improvements	37,142	36,004
Office and IT equipment	2,689	2,481
Construction-in-process	55,847	44,546
	134,105	120,202
Accumulated depreciation	(32,076)	(29,370)
	$102,029	$90,832

Depreciation of property and equipment was $2.1 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively. The Company did not retire any property, plant, or equipment in the three months ended March 31, 2019 and 2018.

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Accrued compensation and benefits	$18,223	$18,482
Accrued vendor fees	15,108	11,452
Clinical trial accruals	12,309	10,059
Accrued growing fees	1,958	2,717
Accrued sales rebates and discounts	5,181	628
Other	7,003	9,139
	$59,782	$52,477

Other current liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Finance lease liabilities	$291	$400
Operating lease liabilities	4,531	—
Landlord financing	563	539
Other	266	620
	$5,651	$1,559

Other liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Landlord financing obligation	$9,569	$9,434
Other	127	648
	$9,696	$10,082

Note 5: Stockholders’ Equity

In October 2018, the Company completed a public offering of 2,185,000 ADSs listed on the Nasdaq Global Market, representing 26,220,000 ordinary shares of the Company, at a price of $158.00 per ADS. The net proceeds from this transaction after underwriting discounts and commissions were approximately $324.6 million.

Note 6: Share-Based Compensation

Compensation expense for share-based awards is recognized over the requisite service period using the accelerated attribution method. An estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

The fair value of stock option awards is estimated using the Black-Scholes option-pricing model. The determination of fair value using the Black-Scholes model is affected by the Company’s ADS price as well as assumptions regarding a number of complex and subjective variables, including expected ADS price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors.

The Company estimates its stock price volatility using a combination of historical stock price volatility and the average implied volatility of options traded in the open market. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The expected option life assumption is estimated using the simplified method prescribed by ASC Topic 718, Compensation – Stock Compensation, and is based on the mid-point between vest date and expiration date since the Company does not have sufficient exercise history to estimate expected option life of historical grants.

The table below summarizes the total share-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three months ended March 31,
	2019	2018
	(in thousands)
Research and development	$2,398	$1,287
Sales, general and administrative	8,113	5,158
	$10,511	$6,445

For the three months ended March 31, 2019 and 2018, $0.6 million and $0.4 million of share-based compensation related to manufacturing operations was capitalized into inventory, respectively.

Note 7: Commitments and Contingencies

As of March 31, 2019, the Company was not a party to any material legal proceedings. The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Note 8: Leases

The Company leases buildings, land, equipment, and automobiles and has growing contracts that contain embedded leases for growing facilities. The Company determines if an arrangement is a lease or contains a lease at contract inception. For contracts that are or contain leases, the Company records right-of-use (“ROU”) lease assets and lease liabilities at lease commencement based on the present value of lease payments over the lease term. The lease term includes renewal option periods when those options are reasonably certain to be exercised. The present value of lease payments is calculated using the Company’s incremental collateralized borrowing rate unless an implicit rate is readily determinable. ROU lease assets include any upfront payments and exclude lease incentives. The Company accounts for lease and non-lease components as a single lease component for all of its leases except embedded leases, for which the lease and non-lease components are accounted for separately.

Leases are classified at lease commencement as either operating leases or finance leases. Operating lease assets are included in non-current assets and operating lease liabilities are included in other current liabilities and operating lease liabilities in our condensed consolidated balance sheets. Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease assets are included in property, plant and equipment, net, and finance lease liabilities are included in other current liabilities and finance lease liabilities in our condensed consolidated balance sheets. Finance lease cost is recognized as depreciation expense of fixed assets and interest expense on finance lease liabilities. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and expense for these leases is recognized on a straight-line basis over the lease term.

As of March 31, 2019, the Company has a lease agreement for office space that has not yet commenced with fixed lease payments totaling $3.2 million. The lease is expected to commence in mid-2019.

No operating or finance lease assets were exchanged for lease liabilities in the three months ended March 31, 2019.

The Company’s lease costs consist of the following:

Three Months Ended March 31,
2019
(in thousands)
Lease cost
Operating lease cost (1)	$1,423
Finance lease cost
Amortization of leased assets	98
Interest on lease liabilities	84
Total lease cost	$1,605

(1)	Includes short-term lease expense and variable cost, which are immaterial.

For the three months ended March 31, 2019, approximately $0.4 million of operating and finance lease cost related to manufacturing operations was capitalized into inventory.

The following table summarizes cash flow information related to the Company’s lease obligations:

Three Months Ended March 31,
2019
(in thousands)
Operating cash used for operating leases	$1,100
Operating cash used for finance leases	$84
Financing cash used for finance leases	$179

The following table summarizes the Company’s lease assets and liabilities:

As of March 31,
2019
(in thousands)
Lease assets
Operating lease assets	$20,077
Finance lease assets	5,391
Total lease assets	$25,468

Lease liabilities
Current
Operating lease liabilities	4,531
Finance lease liabilities	291
Non-current
Operating lease liabilities	16,374
Finance lease liabilities	5,801
Total lease liabilities	$26,997

The following table summarizes other supplemental information related to the Company’s lease obligations:

As of March 31,
2019
Weighted average remaining lease term (years)
Operating leases	7.6
Finance leases	14.9

Weighted average discount rate
Operating leases	5.8%
Finance leases	7.6%

The Company’s future minimum annual lease payments under operating and finance leases as of March 31, 2019 are as follows:

	Operating Leases	Finance Leases
	(in thousands)
2019 (remaining 9 months)	$3,606	$574
2020	4,673	726
2021	3,769	726
2022	2,728	718
2023	2,007	716
Thereafter	9,850	6,869
Total lease payments	$26,633	$10,329
Less amounts representing interest	5,728	4,237
Total lease obligations	$20,905	$6,092

Prior to January 1, 2019, the Company accounted for leases under the previous U.S. GAAP lease guidance, Accounting Standards Codification Topic 840, Leases. Rent expense for operating leases for the three months ended March 31, 2018 was $1.0 million. The aggregate future minimum rent payments under leases in effect as of December 31, 2018 were $6.4 million in 2019, $6.9 million in 2020, $5.7 million in 2021, $4.2 million in 2022, $2.8 million in 2023, and $11.8 million thereafter

Note 9: Subsequent Events

On March 15, 2019, the Company entered into a definitive agreement to sell its Rare Pediatric Disease Priority Review Voucher (“PRV”) for $105.0 million. The Company was awarded the PRV under a FDA program intended to encourage the development of treatments for rare pediatric diseases. The Company received the PRV when Epidiolex was approved by the FDA for the treatment of seizures associated with Lennox-Gastaut Syndrome (“LGS”) or Dravet syndrome.

The closing of the sale of the PRV was subject to antitrust review by U.S. federal agencies. Clearance of the transaction was received by the federal agencies subsequent to March 31, 2019 and the transaction closed on April 5, 2019. Because the contingencies preventing the closing of the transaction were not resolved until after March 31, 2019 and the Company maintained control of the PRV as of March 31, 2019, the sale of the PRV will be reflected in the Company’s financial statements in the second quarter of 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-Q, or this Quarterly Report, and the audited financial statements and notes thereto as of and for the transition period ended December 31, 2018 included with our Annual Report on Form 10-KT, or our Annual Report, filed with the Securities and Exchange Commission, or SEC.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report and our Annual Report. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary cannabinoid product platform in a broad range of disease areas. In our 20 years of operations, we have established a world leading position in the development of plant-derived cannabinoid therapeutics through our proven drug discovery and development processes, our intellectual property portfolio and regulatory and manufacturing expertise. Our lead cannabinoid product is Epidiolex, a pharmaceutical formulation of cannabidiol (“CBD”) for which we retain global commercial rights. Epidiolex was approved by the FDA on June 25, 2018, for the treatment of seizures associated with LGS, or Dravet syndrome, in patients two years of age and older. LGS and Dravet syndrome are severe childhood-onset, drug-resistant epilepsy syndromes. Epidiolex became commercially available in the United States on November 1, 2018.

On May 6, 2019, we announced positive top-line results of a randomized, double-blind, placebo-controlled Phase 3 clinical trial of Epidiolex in the treatment of seizures associated with Tuberous Sclerosis Complex (“TSC”), a rare and severe form of childhood-onset epilepsy. In this trial, Epidiolex met its primary endpoint, which was the reduction in seizure frequency of the 25 mg/kg/day dose group vs. placebo (p=0.0009). Results for both the 25 and 50 mg/kg/day dose groups were similar, with seizure reductions of 48.6% and 47.5% from baseline, respectively, vs. 26.5% for placebo (50 mg/kg/day vs. placebo, p=0.0018). All key secondary endpoints were supportive of the effects on the primary endpoint. The safety profile observed was consistent with findings from previous studies, with no new safety risks identified. We expect to file a supplemental new drug application for this indication in the fourth quarter of 2019.

In Europe, we submitted an application to the Committee for Medicinal Products for Human Use (“CHMP”) in December 2017.  We continue to work through the regulatory process and expect an opinion from the CHMP  mid-2019. We have received Orphan Drug Designation from the FDA and the Committee for Orphan Medical Products (“COMP”) for Epidiolex for LGS, Dravet syndrome and TSC. We continue to develop Epidiolex for additional indications and will soon commence a pivotal trial in the treatment of Rett syndrome, a rare, non-inherited neurodevelopmental disorder affecting approximately one in 10,000 to 15,000 live female births. This trial will focus on the behavioral abnormalities associated with the disorder.

Previously, we developed the world’s first plant-derived cannabinoid prescription drug, Sativex (nabiximols), which is approved for the treatment of spasticity due to multiple sclerosis in numerous countries outside the United States. In the United States, we met with the FDA in December 2018 to discuss the optimal regulatory pathway for U.S. approval of Sativex and are now in the process of planning a pivotal Phase 3 trial, which is expected to commence in the fourth quarter of 2019.

We have a deep pipeline of additional cannabinoid product candidates that includes compounds in Phase 1 and 2 trials for orphan childhood-onset neurological conditions, glioblastoma, and schizophrenia. Our pipeline includes research in autism spectrum disorder and Rett syndrome, using both CBD and cannabidivarin (CBDV). We reported positive Phase 2 data for our CBD:THC product in the treatment of glioblastoma multiforme. We have also reported positive Phase 2 data in schizophrenia. In addition, we have received Orphan Drug Designation and Fast Track Designation from the FDA for intravenous CBD for the treatment of Neonatal Hypoxic Ischemic Encephalopathy (“NHIE”), for which a Phase 1 trial has been completed. NHIE is an acute or sub-acute brain injury due to asphyxia from a sentinel event at birth, such as ruptured placenta, parental shock and even increased heart rate.

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

For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KT for the transition period ended December 31, 2018. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-KT for the transition period ended December 31, 2018.

Recent Accounting Pronouncements

The adoption of new accounting standards, including the new standard related to accounting for leases, is discussed in Note 2 to our interim unaudited condensed consolidated financial statements. For further details regarding our leases, refer to Note 8 to our interim unaudited condensed consolidated financial statements.

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Increase/Decrease
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$38,974	$2,812	$36,162
Other revenue	273	229	44
Total revenues	39,247	3,041	36,206
Operating expenses:
Cost of product sales	5,131	1,625	3,506
Research and development	30,375	43,485	(13,110)
Selling, general and administrative	55,078	26,173	28,905
Total operating expenses	90,584	71,283	19,301
Loss from operations	(51,337)	(68,242)	16,905
Interest income	2,087	759	1,328
Interest expense	(265)	(325)	60
Foreign exchange loss	(1,114)	(640)	(474)
Loss before income taxes	(50,629)	(68,448)	17,819
Income tax (benefit) expense	(565)	1,013	(1,578)
Net loss	$(50,064)	$(69,461)	$19,397

Product net sales

Our product net sales consist of sales of Epidiolex, which we launched in the United States in November of 2018 and also sell through certain early access programs outside of the United States, and sales of Sativex outside of the United States pursuant to license agreements with commercial partners.

Product net sales for the three months ended March 31, 2019 consist of $33.5 million in net sales of Epidiolex in the United States, $1.2 million of Epidiolex sales under early access programs outside of the United States, and $4.3 million in net sales of Sativex.

The $36.2 million increase in product net sales to $39.0 million for the three months ended March 31, 2019 compared to $2.8 million for the three months ended March 31, 2018 was primarily due to the recent launch of Epidiolex in the United States.

Other revenue

Other revenue for the three months ended March 31, 2019 and 2018 consists of remaining development fees related to the Otsuka license agreement that was terminated in December 2017.

Costs of product sales

Cost of product sales increased $3.5 million, or 216%, for the three months ended March 31, 2019 to $5.1 million, or 13% of product net sales, compared to $1.6 million, or 58% of product net sales for the three months ended March 31, 2018. The increase in cost of product sales is primarily due to an increase in product net sales, which is primarily due to the launch of Epidiolex in the United States. The reduction in cost of product sales as a percentage of product net sales is due to the positive impact in the three months ended March 31, 2019 of directly commercializing Epidiolex in the United States compared to the same period in the prior year when products net sales consisted only of Sativex sales outside of the United States through license partners.

Research and development expenses

We believe that our future revenues and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of March 31, 2019, we consider the following research and development projects to be our most significant late-stage product candidates:

•	Epidiolex for the treatment of Dravet syndrome and LGS (Europe)
•	Epidiolex for the treatment of TSC (United States)
•	Sativex for spasticity associated with MS (United States)

We have submitted a marketing authorization application in December 2017 for both the Dravet syndrome and LGS indications in Europe. This application has been validated by the European Medicines Agency. We continue to work through the regulatory process and expect an opinion from the CHMP mid-2019. We have also received Orphan Designation from the COMP for Epidiolex for Dravet syndrome, LGS and TSC.

We have completed our Phase 3 trial in TSC and have reported positive top-line results. We expect to file an sNDA for this indication in Q4 2019.

In December 2017, we terminated our license agreement with Otsuka and we have reacquired full ownership of the development and commercialization rights to Sativex in the United States. We met with the FDA in December 2018 to discuss the optimal regulatory pathway for U.S. approval of Sativex and are now in the process of planning a pivotal Phase 3 trial, which is expected to commence in the fourth quarter of 2019.

Research and development expenses consist of internal and external costs to conduct our pre-clinical studies and clinical trials, payroll costs associated with employing our team of research and development staff, share-based payment expenses, property costs associated with leasing laboratory and office space to accommodate our research teams, costs of growing botanical raw material, costs of consumables used in the conduct of our in-house research programs, payments for research work conducted by sub-contractors and sponsorship of work by our network of academic collaborative research scientists, costs associated with safety studies and costs associated with the development of Epidiolex, Sativex, and our other pipeline product candidates. Research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government.

We track external third-party costs for clinical trials by product candidate, but do not seek to allocate all research and development costs by individual project. The components of research and development expense for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
External clinical trial expense
Epidiolex	$8,482	$8,174
Other programs	1,355	30
Total external clinical trial expense	9,837	8,204
Research and development tax and expense credits	(757)	(1,085)
Other internal research and development	21,295	36,366
Total research and development expense	$30,375	$43,485

Research and development expenses decreased $13.1 million, or 30%, to $30.4 million for the three months ended March 31, 2019 compared to $43.5 million the three months ended March 31, 2018. The decrease in research and development expenses was primarily due to the prior period impact of inventory production costs for Epidiolex that were charged to research and development expenses prior to FDA approval in June 2018.

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

SG&A expenses increased $28.9 million, or 110%, to $55.1 million in three months ended March 31, 2019 compared to $26.2 million in 2018. The increase in SG&A expenses in 2019 was primarily due to an increase in employee-related expenses driven by the build-out of our commercial functions in the United States and Europe, costs related to the November 2018 launch of Epidiolex in the United States, an increase in all of our corporate support functions, and, to a smaller degree, an increase in insurance expenses and an increase audit and legal fees related to our transition to domestic registrant status with the SEC.

Interest Income

Interest income increased $1.3 million for the three months ended March 31, 2019 to $2.1 million compared to interest income of $0.8 million for the three months ended March 31, 2018. The increase in interest income in 2019 is primarily due to higher average cash and cash equivalent balances in 2019 compared to 2018 and increases in interest rates during the period.

Interest Expense

Interest expense remained consistent for the three-month periods ended March 31, 2019 and 2018. Interest expense is primarily related to our finance lease liabilities.

Foreign currency exchange loss

Foreign currency exchange gains and losses are driven primarily by cash balances and accounts payable denominated in a currency other than the transacting entity’s functional currency. Our primary exposure to foreign currency exchange gains and losses relates to British Pound denominated cash balances held by GW Pharmaceuticals plc. The functional currency of GW Pharmaceuticals plc is the U.S. dollar.

Foreign currency exchange loss for the three months ended March 31, 2019 was $1.1 million compared to a foreign currency exchange loss of $0.6 million for the three months ended March 31, 2018. The increase in the foreign exchange loss in 2019 was due primarily to the weakening of the U.S. dollar against the British Pound.

Income tax expense (benefit)

The provision for income taxes is determined using an annual effective tax rate.  The effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as expected utilization of research and development tax credits, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business. Also, excess tax benefits and tax deficiencies related to future stock option exercises could result in fluctuations in our effective tax rate in future periods.

Income tax benefit for the three months ended March 31, 2019 was $0.6 million compared to an income tax expense of $1.0 million for the three months ended March 31, 2018. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom. The decrease in income tax expense for 2019 was primarily due to the impact of stock option deductions and a lower U.S. tax rate.

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

We believe that our cash and cash equivalents as of March 31, 2019 of $521.7 million will be sufficient to fund our operations, including currently anticipated research and development activities and planned capital expenditures, for the foreseeable future, including for at least the next 12 months.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(58,382)	$(65,401)
Net cash used in investing activities	(12,286)	(6,394)
Net cash provided by (used in) financing activities	456	(208)
Cash and cash equivalents at end of period	$521,669	$487,235

Operating activities

As of March 31, 2019, we had cash and cash equivalents totaling $521.7 million compared to $487.2 million as of March 31, 2018. Net cash used in operating activities decreased by $7.0 million to $58.4 million for the three months ended March 31, 2019 compared to $65.4 million for the three months ended March 31, 2018. The decrease in cash used in operating activities is primarily attributable to a smaller net loss adjusted for non-cash items in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, partially offset by an increase in cash used to fund changes in operating assets and liabilities.

Investing activities

Net cash used in investing activities increased by $5.9 million to $12.3 million for the three months ended March 31, 2019 compared to $6.4 million for the three months ended March 31, 2018. The increase in cash used in investing activities is primarily due to the continued expansion of our manufacturing facilities.

Financing activities

Financing activities provided an increase in net cash of $0.7 million to $0.5 million for the three months ended March 31, 2019 compared to cash used in financing activities of $0.2 million during the three months ended March 31, 2018. The increase in cash provided by financing activities is primarily due to proceeds received from the exercise of stock options.

Equity Financings

In October 2018, we completed a public offering of 2,185,000 ADSs listed on the Nasdaq Global Market, representing 26,220,000 ordinary shares of the Company, at a price of $158.00 per ADS. The ADSs were sold pursuant to a shelf registration statement with the SEC. The net proceeds from this transaction after underwriting discounts and commissions were approximately $324.6 million

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2019, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 842, Leases. There were no other changes in our internal controls during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2019, the Company was not a party to any material legal proceedings. The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Item 1A.  Risk Factors

As of and for the period ended March 31, 2019, there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-KT for the transition period ended December 31, 2018, except for the risk factors below, which have been updated:

The United Kingdom’s vote in favor of withdrawing from the European Union could lead to increased market volatility which could adversely impact the market price of our ADSs and make it more difficult for us to do business in Europe or have other adverse effects on our business.

The United Kingdom is currently negotiating the terms of its exit from the European Union (“Brexit”), the negotiation period of which has now been extended to October 31, 2019, unless further extension is agreed to by the parties. If no agreement can be reached and the United Kingdom leaves the European Union with no agreement (“hard Brexit”), there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as on the regulatory process in Europe. As a result of this uncertainty, financial markets could experience volatility which could adversely affect the market price of our ADSs. We may also face new regulatory costs and challenges that could have a material adverse effect on our operations, including the potential for a delay in our European launch of Epidiolex. In this regard, the EMA has already issued a notice reminding marketing authorization holders of centrally authorized medicinal products for human and veterinary use of certain legal requirements that need to be considered as part of Brexit, such as the requirement for the marketing authorization holder of a product centrally approved by the European Commission to be established in the European Union, and the requirement for some activities relating to centrally approved products, such as batch release and pharmacovigilance, to be performed in the European Union. As a result of the foregoing developments, and in the absence of any clear indication that any agreed form of a Withdrawal Agreement will contain a contrary requirement, we have taken steps to establish a network of subsidiary undertakings in the major European markets and have established pharmacovigilance and batch release operations in the European Union. Depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult. In addition, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue it could cause volatility in our financial results.

We may be classified as a passive foreign investment company, or PFIC, in any taxable year and U.S. holders of our ADSs could be subject to adverse U.S. federal income tax consequences.

The rules governing PFICs can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, we do not believe that we were classified as a PFIC for U.S. federal income tax purposes for the U.S. taxable year ending December 31, 2018.  There can be no assurance, however, that we will not be considered to be a PFIC for this taxable year or any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question and is determined annually.

If we are a PFIC, U.S. holders of our ADSs would be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. holder of our ADSs may be able to mitigate some of the adverse U.S. federal income tax consequences described above with respect to owning the ADSs if we are classified as a PFIC, provided that such U.S. investor is eligible to make, and validly makes, a “mark-to-market” election. In certain circumstances a U.S. Holder can make a “qualified electing fund” election to mitigate some of the adverse tax consequences described with respect to an ownership interest in a PFIC by including in income its share of the PFIC’s income on a current basis. However, we do not currently intend to prepare or provide the information that would enable a U.S. Holder to make a qualified electing fund election.

Investors should consult their own tax advisors regarding all aspects of the application of the PFIC rules to our ordinary shares.

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.

We are incorporated under English law. The rights of holders of ordinary shares, and therefore certain of the rights of shareholders, are governed by English law, including the provisions of the Companies Act 2006, and by our substituted articles of association (“Articles of Association”). These rights differ in certain respects from the rights of shareholders in typical U.S. corporations. Certain differences between the provisions of the Companies Act 2006 applicable to us and the Delaware General Corporation Law (“DGCL”), relating to shareholders’ rights and protections include, but are not limited to, the following.

•

Under English law and our Articles of Association, each shareholder present at a general meeting has only one vote unless demand is made for a vote on a poll, in which case each holder gets one vote per share owned. Under U.S. law, each shareholder typically is entitled to one vote per share at all meetings. However, the voting rights of our shares are also governed by the provisions of a deposit agreement with our depositary bank.

•

Under English law, subject to certain exceptions and disapplications, each shareholder generally has preemptive rights to be offered on a proportionate basis any ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares proposed to be allotted for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise.

•

In the U.K., takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, where a bidder seeking to acquire us by means of a takeover offer has made an offer for our outstanding ordinary shares or ADSs and has acquired or unconditionally contracted to acquire not less than 90% of the ordinary shares or ADSs under the offer, under English law, the bidder can complete a “squeeze out” to obtain 100% of the shares to which the offer relates. Accordingly, acceptances of 90% of our outstanding ordinary shares or ADSs will likely be a condition in any takeover offer to acquire us, not 50% as is more common for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders present and voting at the shareholders’ meeting convened to consider the scheme and representing 75% of the ordinary shares voting for approval.

•

Under English law, certain matters require the approval by special resolution. To be passed, a special resolution requires (on a show of hands) not less than 75% of the votes cast by those entitled to vote or (on a poll) not less than 75% of the total voting rights of the members who (being entitled to do so) vote in person or by proxy on the resolution. The matters requiring approval by special resolution include amendments to the Articles of Association. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions.

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

•

Under our Articles of Association, the quorum for a general meeting of shareholders is a minimum of two shareholders entitled to vote at the meeting and present in person or by proxy or, in the case of a shareholder which is a corporation, represented by a duly authorized officer, and together holding at least one third in number in the total number of shares entitled to vote at the meeting. Under U.S. law, a majority of the shares eligible to vote must generally be present (in person or by proxy) at a shareholders’ meeting in order to constitute a quorum. For a corporation organized under Delaware law, the minimum number of shares required for a quorum can be reduced pursuant to a provision in a company’s certificate of incorporation or bylaws, but typically not below one-third of the shares entitled to vote at the meeting.

The U.K. City Code on Takeovers and Mergers (the “Takeover Code”), which is issued and administered by the U.K. Panel on Takeovers and Mergers (the “Takeover Panel”), provides a framework within which takeovers of companies subject to it are conducted, including, in particular, certain rules in respect of mandatory offers. In March 2018, the Takeover Panel confirmed that, based on our current circumstances, we are not subject to the Takeover Code. As a result, our shareholders are not entitled to the benefit of certain takeover offer protections provided under the Takeover Code. We believe that this position is unlikely to change at any time in the near future but, in accordance with good practice, we will review the situation on a regular basis and consult with the Takeover Panel if there is any change in our circumstances on this subject.

The legalization and use of medical and recreational marijuana in the United States and elsewhere may impact our business.

There is a substantial amount of change occurring in the U.S. regarding the use of medical and recreational marijuana products. While federal laws prohibit the sale and distribution of most marijuana products not approved or authorized by FDA, at least 30 jurisdictions and the District of Columbia have enacted state laws to enable possession and use of marijuana for medical purposes, and at least ten jurisdictions for recreational purposes. Under the U.S. Farm Bill, enacted in late 2018, certain extracts and other material derived from certain marijuana plants are now descheduled.  Although the marketing of such products as a food, dietary supplement, or for medical purposes remains subject to FDA requirements and is not permitted, FDA is currently evaluating regulatory pathways to permit CBD in conventional foods and dietary supplements and will hold a public meeting on the subject in May 2019.  In addition, proposed legislation in Congress could result in broader legalization of marijuana products.  Although our business is quite distinct from that of unapproved marijuana and dietary supplement companies, future legislation authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved marijuana products could affect our business.

Item 6. Exhibits.

Exhibit Number	Description

10.1**	PRV Transfer Agreement, dated March 15, 2019, by and between GW Research Ltd. and Biohaven Pharmaceutical Holding Ltd.

10.2*	Offer letter by and between Greenwich Biosciences, Inc. and Darren Cline (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 12, 2019)

10.3*

Severance Agreement, dated April 12, 2019, by and between Greenwich Biosciences, Inc. and Julian Gangolli (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 12, 2019)

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GW PHARMACEUTICALS PLC

Date:	May 7, 2019	By:	/s/ Justin Gover
Name: Justin Gover
Title: Chief Executive Officer

Date:	May 7, 2019	By:	/s/ Scott Giacobello
Name: Scott Giacobello
Title: Chief Financial Officer