Form 10-Q
period 2019-06-30
GW PHARMACEUTICALS PLC
filed 2019-08-07
CIK 1351288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, 370,628,720 shares were outstanding including 355,936,128 shares held as American Depositary Shares, each representing twelve Ordinary Shares, par value of £0.001 per share and 14,692,592 Ordinary Shares.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$583,683	$591,497
Accounts receivable, net	32,113	4,192
Inventory	60,042	33,030
Prepaid expenses and other current assets	21,693	17,903
Total current assets	697,531	646,622
Property, plant, and equipment, net	107,332	90,832
Operating lease assets	18,739	—
Goodwill	6,959	6,959
Deferred tax assets	8,726	8,720
Other assets	3,490	2,935
Total assets	$842,777	$756,068
Liabilities and stockholders’ equity
Accounts payable	$11,757	$9,796
Accrued liabilities	66,434	52,477
Current tax liabilities	—	2,384
Other current liabilities	5,757	1,559
Total current liabilities	83,948	66,216
Long-term liabilities:
Finance lease liabilities	5,536	5,690
Operating lease liabilities	15,139	—
Other liabilities	9,262	10,082
Total long-term liabilities	29,937	15,772
Total liabilities	113,885	81,988
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock - Ordinary shares par value £0.001; 370,621,184 shares outstanding as of June 30, 2019; 366,616,688 shares outstanding as of December 31, 2018	570	564
Additional paid-in capital	1,607,346	1,581,144
Accumulated deficit	(799,256)	(828,940)
Accumulated other comprehensive loss	(79,768)	(78,688)
Total stockholders’ equity	728,892	674,080
Total liabilities and stockholders’ equity	$842,777	$756,068

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Product net sales	$71,489	$3,094	$110,463	$5,906
Other revenue	549	190	822	419
Total revenues	72,038	3,284	111,285	6,325
Operating expenses
Cost of product sales	6,620	1,791	11,751	3,416
Research and development	32,467	45,113	62,842	88,598
Selling, general and administrative	62,273	37,786	117,351	63,959
Total operating expenses	101,360	84,690	191,944	155,973
Loss from operations	(29,322)	(81,406)	(80,659)	(149,648)
Interest income	2,310	999	4,397	1,758
Interest expense	(268)	(313)	(533)	(638)
Other income	104,117	—	104,117	—
Foreign exchange gain (loss)	2,026	(3,660)	912	(4,300)
Income (loss) before income taxes	78,863	(84,380)	28,234	(152,828)
Income tax (benefit) expense	(885)	(369)	(1,450)	644
Net income (loss)	$79,748	$(84,011)	$29,684	$(153,472)

Net income (loss) per share:
Basic	$0.21	$(0.25)	$0.08	$(0.45)
Diluted	$0.21	$(0.25)	$0.08	$(0.45)

Weighted average shares outstanding:
Basic	371,712	340,457	370,776	340,355
Diluted	377,435	340,457	376,674	340,355

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$79,748	$(84,011)	$29,684	$(153,472)
Foreign currency translation adjustments	(4,878)	(5,911)	(1,080)	(1,803)
Comprehensive income (loss)	$74,870	$(89,922)	$28,604	$(155,275)

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2018	366,617	$564	$1,581,144	$(828,940)	$(78,688)	$674,080
Issuance of common stock from exercise of stock options	1,996	3	770	—	—	773
Net loss	—	—	—	(50,064)	—	(50,064)
Share-based compensation	—	—	11,142	—	—	11,142
Other comprehensive income	—	—	—	—	3,798	3,798
Balances at March 31, 2019	368,613	$567	$1,593,056	$(879,004)	$(74,890)	$639,729
Issuance of common stock from exercise of stock options	2,008	3	2,102	—	—	2,105
Net income	—	—	—	79,748	—	79,748
Share-based compensation	—	—	12,188	—	—	12,188
Other comprehensive loss	—	—	—	—	(4,878)	(4,878)
Balances at June 30, 2019	370,621	$570	$1,607,346	$(799,256)	$(79,768)	$728,892

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2017	337,964	$527	$1,220,206	$(523,683)	$(73,952)	$623,098
Issuance of common stock from exercise of stock options	549	1	—	—	—	1
Net loss	—	—	—	(69,461)	—	(69,461)
Share-based compensation	—	—	6,858	—	—	6,858
Other comprehensive income	—	—	—	—	4,108	4,108
Balances at March 31, 2018	338,513	$528	$1,227,064	$(593,144)	$(69,844)	$564,604
Issuance of common stock from exercise of stock options	634	1	—	—	—	1
Net loss	—	—	—	(84,011)	—	(84,011)
Share-based compensation	—	—	9,568	—	—	9,568
Other comprehensive loss	—	—	—	—	(5,911)	(5,911)
Balances at June 30, 2018	339,147	$529	$1,236,632	$(677,155)	$(75,755)	$484,251

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$29,684	$(153,472)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Foreign exchange loss	882	3,930
Share-based compensation	23,330	16,426
Depreciation and amortization	4,808	4,720
Deferred income taxes	—	1,407
Gain from sale of priority review voucher	(104,117)	—
Other	21	148
Changes in operating assets and liabilities:
Accounts receivable, net	(27,924)	(423)
Inventory	(27,070)	2,501
Prepaid expenses and other current assets	(6,819)	22,139
Other assets	1,542	(249)
Accounts payable	3,488	3,156
Current tax liabilities	619	(3,458)
Accrued liabilities	13,887	3,599
Other liabilities	(2,192)	1,265
Net cash used in operating activities	(89,861)	(98,311)
Cash flows from investing activities
Proceeds from sale of priority review voucher	104,117	—
Additions to property, plant and equipment	(22,515)	(14,675)
Additions to capitalized software	(1,017)	(983)
Net cash provided by (used in) investing activities	80,585	(15,658)
Cash flows from financing activities
Proceeds from exercise of stock options	2,878	2
Payments on finance leases	(250)	(143)
Payments on landlord financing obligation	(273)	(271)
Net cash provided by (used in) financing activities	2,355	(412)
Effect of exchange rate changes on cash	(893)	(4,906)
Net decrease in cash and cash equivalents	(7,814)	(119,287)
Cash and cash equivalents at beginning of period	591,497	559,227
Cash and cash equivalents at end of period	$583,683	$439,940
Supplemental disclosure of cash flow information:
Income taxes paid	3,907	3,240
Interest paid	(533)	(638)
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	856	181

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Business Overview

GW Pharmaceuticals plc and its subsidiaries (referred to herein as “we,” “us,” “our,” and the “Company”) is a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary cannabinoid product platform in a broad range of disease areas. The Company is developing a portfolio of cannabinoid medicines, of which the lead product is Epidiolex®, an oral medicine for the treatment of certain refractory childhood epilepsies.

The Company is a public limited company, which has had American Depository Shares (ADSs) registered with the U.S. Securities and Exchange Commission (SEC) and has been listed on Nasdaq since May 1, 2013. The Company’s ADSs each represent twelve ordinary shares of GW Pharmaceuticals plc. The Company is incorporated and domiciled in the United Kingdom. The address of the Company’s registered office and principal place of business is Sovereign House, Vision Park, Histon, Cambridgeshire.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-KT for the three-month transition period ended December 31, 2018. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our financial statements for interim periods.

The condensed consolidated balance sheet as of December 31, 2018 was derived from audited annual financial statements but does not include all annual disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements for the transition period ended December 31, 2018 included in our Annual Report on Form 10-KT. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and doubtful accounts. Allowances for prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of June 30, 2019 and December 31, 2018, the Company determined that an allowance for doubtful accounts was not required and no accounts were written off during the periods presented.

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

The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to approval of Epidiolex by the United States Food and Drug Administration (FDA), all costs related to the manufacturing of Epidiolex were charged to research and development expense in the period incurred.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company’s transfers control of the product and when the Company receives payment will be one year or less. Product shipping and handling costs are included in cost of product sales.

Epidiolex Product Net Sales

Epidiolex was approved by the FDA in June 2018. Subsequent to the approval by the FDA, the United States Drug Enforcement Agency (DEA) took action to change the classification of Epidiolex from a Schedule I controlled substance to a Schedule V controlled substance, thereby allowing Epidiolex to be prescribed and distributed in the United States. On November 1, 2018, the Company launched sales of Epidiolex to specialty pharmacies (SPs) and specialty distributors (SDs). The Company recognizes revenue from product sales upon receipt of product at the SPs and SDs, the date at which the control is transferred, net of the following allowances which are reflected either as a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:

Distribution Fees: Distribution fees include distribution service fees paid to the SPs and SDs based on a contractually fixed percentage of the wholesale acquisition cost (WAC), and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

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

The total amount deducted from gross sales for the allowances described above for the three and six months ended June 30, 2019 was $14.5 million and $22.0 million, respectively.

Sativex Product Net Sales

Sales of Sativex, which is currently being commercialized for spasticity due to multiple sclerosis (MS) outside the United States, are made pursuant to license agreements with commercial partners. The Company has entered into license agreements for the commercialization of Sativex in Europe, Canada, Israel, Mexico, and South America. Under these license agreements, the Company sells fully labeled Sativex vials to its commercial partners for a contractually agreed price, which is generally based on percentages of the commercial partners’ in-market net selling price charged to end customers. Product net sales revenue related to Sativex shipments to commercial license partners is recognized when shipped, the date at which the control is transferred. The Company commercializes Sativex in Australia and New Zealand through a consignment relationship with a local distributor. Product net sales revenue related to Sativex sales in Australia and New Zealand are recognized when the product is sold through to the end customer.

Other Revenue

The Company’s other revenue primarily consists of research and development fee revenue for research and development services provided under a collaboration agreement with Otsuka Pharmaceutical Co. Ltd (Otsuka) that was terminated in December 2017 and variable consideration milestone payments related to the Sativex license agreements.

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

Research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. Reimbursable research and development tax and expenditure credits were $0.7 million and $1.5 million for the three and six months ended June 30, 2019 respectively, compared to $0.5 million and $1.6 million for the same periods in 2018.

Concentration Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and accounts receivable. The Company’s cash and cash equivalents balances are primarily in depository accounts at major financial institutions in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. Further, the Company specifies credit quality standards for its customers that are designed to limit the Company’s credit exposure to any single party.

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

For UK tax purposes, the $104.1 million gain on the sale of the priority review voucher (PRV) is expected to be fully offset by current year operating tax losses generated in the UK.

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

New Accounting Pronouncements

On January 1, 2019, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board (FASB) on accounting for leases using the modified retrospective method. This new accounting standard requires a lessee to recognize an asset and liability for most leases on its balance sheet. The Company elected the optional transition method that allowed for a cumulative-effect adjustment as of January 1, 2019 and did not restate previously reported results in the comparative periods. The Company also elected to adopt certain practical expedients allowed by the new standard, which among other things, allowed the Company to carry forward its historical lease classification.

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

In addition, the adoption of this new accounting standard resulted in increased qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For further details, see Note 9 Leases.

Note 3: Fair Value Measurements

At June 30, 2019 and December 31, 2018, the Company’s cash equivalents consisted of money market funds, which are classified as Level 1 within the fair value hierarchy defined by authoritative guidance.

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

Note 4: Composition of Certain Balance Sheet Captions:

Inventory consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Raw materials	$1,375	$676
Work in process	52,567	28,709
Finished goods	6,100	3,645
	$60,042	$33,030

Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Buildings	$4,567	$4,573
Machinery and equipment	34,402	32,598
Leasehold improvements	36,560	36,004
Office and IT equipment	2,769	2,481
Construction-in-process	62,067	44,546
	140,365	120,202
Accumulated depreciation	(33,033)	(29,370)
	$107,332	$90,832

Depreciation of property and equipment was $2.1 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation of property and equipment was $4.2 million and $4.4 million for the six months ended June 30, 2019 and 2018, respectively. The Company did not have any significant property, plant, or equipment write-offs in the three or six months ended June 30, 2019 and 2018.

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Accrued compensation and benefits	$15,992	$18,482
Accrued vendor fees	17,591	11,452
Clinical trial accruals	10,051	10,059
Accrued growing fees	3,038	2,717
Accrued sales rebates and discounts	11,091	628
Other	8,671	9,139
	$66,434	$52,477

Other current liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Finance lease liabilities	$287	$400
Operating lease liabilities	4,594	—
Landlord financing	556	539
Other	320	620
	$5,757	$1,559

Other liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Landlord financing obligation	$9,136	$9,434
Other	126	648
	$9,262	$10,082

Note 5: Earnings per share

The computation of basic earnings per share (EPS) is based on the weighted-average number of our ordinary shares outstanding. For the purpose of this calculation, vested nominal strike-price options are considered ordinary shares outstanding. The computation of diluted EPS is based on the weighted-average number of ordinary shares outstanding and potentially dilutive common stock equivalents outstanding for the period, primarily shares that may be issued under the Company’s stock option plans, determined using the treasury stock method.

The Company incurred net losses for the three and six months ended June 30, 2018 and therefore did not include potentially dilutive common stock equivalents in the computation of diluted net loss per share. For the three and six months ended June 30, 2018, options totaling approximately 12.7 million ordinary shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

The computation for basic and diluted EPS were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted EPS	$79,748	$(84,011)	$29,684	$(153,472)

Weighted-average shares for basic EPS	371,712	340,457	370,776	340,355
Effect of dilutive securities	5,723	—	5,898	—
Weighted-average shares for diluted EPS	377,435	340,457	376,674	340,355

Net income (loss) per share:
Basic EPS	$0.21	$(0.25)	$0.08	$(0.45)
Diluted EPS	$0.21	$(0.25)	$0.08	$(0.45)

Note 6: Stockholders’ Equity

In October 2018, the Company completed a public offering of 2,185,000 ADSs listed on the Nasdaq Global Market, representing 26,220,000 ordinary shares of the Company, at a price of $158.00 per ADS. The net proceeds from this transaction after underwriting discounts and commissions were approximately $324.6 million.

Note 7: Share-Based Compensation

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

The table below summarizes the total share-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Research and development	$2,443	$2,131	$4,841	$3,418
Sales, general and administrative	9,074	6,890	17,187	12,048
	$11,517	$9,021	$22,028	$15,466

For the three months ended June 30, 2019 and 2018, $0.7 million and $0.5 million of share-based compensation related to manufacturing operations was capitalized into inventory, respectively. For the six months ended June 30, 2019 and 2018, $1.3 million and $1.0 million of share-based compensation related to manufacturing operations was capitalized into inventory, respectively.

Note 8: Commitments and Contingencies

As of June 30, 2019, the Company was not a party to any material legal proceedings. The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Note 9: Leases

The Company leases buildings, land, equipment, and automobiles. Additionally, the Company has growing and cultivation contracts that contain embedded facility leases. The Company determines if an arrangement is a lease or contains a lease at contract inception. For contracts that are or contain leases, the Company records right-of-use (ROU) lease assets and lease liabilities at lease commencement based on the present value of lease payments over the lease term. The lease term includes renewal option periods when those options are reasonably certain to be exercised. The present value of lease payments is calculated using the Company’s incremental collateralized borrowing rate unless an implicit rate is readily determinable. ROU lease assets include any upfront payments and exclude lease incentives. The Company accounts for lease and non-lease components as a single lease component for all of its leases except embedded leases, for which the lease and non-lease components are accounted for separately.

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

As of June 30, 2019, the Company has a lease agreement for office space that has not yet commenced with fixed lease payments totaling $3.2 million. The lease is expected to commence in the third quarter of 2019.

No operating or finance lease assets were exchanged for lease liabilities in the three or six months ended June 30, 2019.

The Company’s lease costs consist of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(in thousands)	(in thousands)
Lease cost
Operating lease cost (1)	$1,827	$3,250
Finance lease cost
Amortization of leased assets	96	194
Interest on lease liabilities	108	192
Total lease cost	$2,031	$3,636

(1)	Includes short-term lease expense and variable cost, which are immaterial.

For the three and six months ended June 30, 2019, approximately $0.8 million and $1.2 million of operating and finance lease cost related to manufacturing operations was capitalized into inventory, respectively.

The following table summarizes cash flow information related to the Company’s lease obligations:

Six Months Ended June 30,
2019
(in thousands)
Operating cash used for operating leases	$2,877
Operating cash used for finance leases	$192
Financing cash used for finance leases	$250

The following table summarizes the Company’s lease assets and liabilities:

As of June 30,
2019
(in thousands)
Lease assets
Operating lease assets	$18,739
Finance lease assets	5,117
Total lease assets	$23,856

Lease liabilities
Current
Operating lease liabilities	4,594
Finance lease liabilities	287
Non-current
Operating lease liabilities	15,139
Finance lease liabilities	5,536
Total lease liabilities	$25,556

The following table summarizes other supplemental information related to the Company’s lease obligations:

As of June 30,
2019
Weighted average remaining lease term (years)
Operating leases	7.5
Finance leases	14.7

Weighted average discount rate
Operating leases	5.8%
Finance leases	7.6%

The Company’s future minimum annual lease payments under operating and finance leases as of June 30, 2019 are as follows:

	Operating Leases	Finance Leases
	(in thousands)
2019 (remaining 6 months)	$2,346	$371
2020	4,583	704
2021	3,703	704
2022	2,677	697
2023	1,953	694
2024	1,784	694
Thereafter	7,777	5,966
Total lease payments	$24,823	$9,830
Less amounts representing interest	5,090	4,007
Total lease obligations	$19,733	$5,823

Prior to January 1, 2019, the Company accounted for leases under the previous U.S. GAAP lease guidance, Accounting Standards Codification Topic 840, Leases. Rent expense for operating leases for the three months and six months ended June 30, 2018 was $1.1 and $2.1 million, respectively. The aggregate future minimum rent payments under leases in effect as of December 31, 2018 were $6.4 million in 2019, $6.9 million in 2020, $5.7 million in 2021, $4.2 million in 2022, $2.8 million in 2023, and $11.8 million thereafter.

Note 10: Sale of Priority Review Voucher

In April 2019, the Company sold the rare pediatric disease priority review voucher (PRV) it received from the FDA in connection with the United States approval of Epidiolex to Biohaven Pharmaceutical Holding Ltd. for consideration of $105.0 million. The net proceeds of $104.1 million from the sale of the PRV was recognized as a gain on the sale of an intangible asset within other income on the consolidated statements of operations, as the PRV did not have a carrying value on the Company’s consolidated balance sheet at the time of sale.

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

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary cannabinoid product platform in a broad range of disease areas. In over 20 years of operations, we have established a world leading position in the development of plant-derived cannabinoid therapeutics through our proven drug discovery and development processes, our intellectual property portfolio and regulatory and manufacturing expertise. Our lead cannabinoid product is Epidiolex, a pharmaceutical formulation of cannabidiol (CBD) for which we retain global commercial rights. Epidiolex is approved in the United States for the treatment of seizures associated with LGS, or Dravet syndrome, in patients two years of age and older. LGS and Dravet syndrome are severe childhood-onset, drug-resistant epilepsy syndromes. We launched Epidiolex in the United States on November 1, 2018.

On July 26, we announced that the European Medicines Agency’s (EMA) Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion recommending marketing authorization of Epidyolex™ (the trade name in Europe for Epidiolex). The European Commission (EC) is expected to make a final decision on the marketing authorization application in approximately two months.

We continue to develop Epidiolex for additional indications. Earlier this year, we announced positive top-line Phase 3 results in the use of Epidiolex to treat seizures associated with Tuberous Sclerosis Complex (TSC), a rare and severe form of childhood-onset epilepsy affecting approximately 50,000 individuals in the United States and 1 to 2 million worldwide. In this trial, Epidiolex met its primary endpoint, which was the reduction in seizure frequency of the 25 mg/kg/day dose group vs. placebo (p=0.0009). Results for both the 25 and 50 mg/kg/day dose groups were similar, with seizure reductions of 48.6% and 47.5% from baseline, respectively, vs. 26.5% for placebo (50 mg/kg/day vs. placebo, p=0.0018). All key secondary endpoints were supportive of the effects on the primary endpoint. The safety profile observed was consistent with findings from previous studies, with no new safety risks identified. We expect to file a supplemental new drug application with FDA for this indication in the fourth quarter of 2019 and, soon after, expect to seek supplemental approval in Europe. We have received Orphan Drug Designation from the FDA and the Committee for Orphan Medical Products (COMP) for TSC (we previously received the same designations for Dravet and LGS).

We have begun recruiting patients for a pivotal trial in the treatment of Rett syndrome, a rare, non-inherited neurodevelopmental disorder affecting approximately one in 10,000 to 15,000 live female births. This trial will focus on the behavioral abnormalities associated with the disorder.

Previously, we developed the world’s first plant-derived cannabinoid prescription drug, Sativex (nabiximols), which was first approved for the treatment of spasticity due to multiple sclerosis in 2010 in the United Kingdom and was subsequently approved in numerous additional countries outside the United States. We are now advancing preparations to seek approval for Sativex in the United States. We met with the Food and Drug Administration in December 2018 to discuss the optimal regulatory pathway for U.S. approval of Sativex and are now in the process of planning an additional clinical program, which is expected to commence in the fourth quarter of 2019. We expect to commercialize Sativex in the U.S. using our in-house commercial organization.

We have a deep pipeline of additional cannabinoid product candidates that includes compounds in Phase 1 and 2 trials for orphan childhood-onset neurological conditions, schizophrenia and glioblastoma. Our pipeline includes research in autism spectrum disorder and Rett syndrome, using both CBD and cannabidivarin (CBDV). In addition, we have received Orphan Drug Designation and Fast Track Designation from the FDA for intravenous (IV) CBD for the treatment of Neonatal Hypoxic Ischemic Encephalopathy (NHIE). NHIE is an acute or sub-acute brain injury due to asphyxia from a sentinel event at birth, such as ruptured placenta, parental shock and even increased heart rate. A Phase 1 trial of IV CBD formulation in healthy volunteers has been completed and we expect to commence a safety study in patients in the fourth quarter of 2019.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements.

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

Recent Accounting Pronouncements

The adoption of new accounting standards, including the new standard related to accounting for leases, is discussed in Note 2 to our interim unaudited condensed consolidated financial statements. For further details regarding our leases, refer to Note 9 to our interim unaudited condensed consolidated financial statements.

Results of Operations

The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Increase/Decrease
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$71,489	$3,094	$68,395
Other revenue	$549	190	359
Total revenues	72,038	3,284	68,754
Operating expenses:
Cost of product sales	6,620	1,791	4,829
Research and development	32,467	45,113	(12,646)
Selling, general and administrative	62,273	37,786	24,487
Total operating expenses	101,360	84,690	16,670
Loss from operations	(29,322)	(81,406)	52,084
Interest income	2,310	999	1,311
Interest expense	(268)	(313)	45
Other income	104,117	—	104,117
Foreign exchange gain (loss)	2,026	(3,660)	5,686
Income (loss) before income taxes	78,863	(84,380)	163,243
Income tax benefit	(885)	(369)	(516)
Net income (loss)	$79,748	$(84,011)	$163,759

The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Increase/Decrease
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$110,463	$5,906	$104,557
Other revenue	822	419	403
Total revenues	111,285	6,325	104,960
Operating expenses:
Cost of product sales	11,751	3,416	8,335
Research and development	62,842	88,598	(25,756)
Selling, general and administrative	117,351	63,959	53,392
Total operating expenses	191,944	155,973	35,971
Loss from operations	(80,659)	(149,648)	68,989
Interest income	4,397	1,758	2,639
Interest expense	(533)	(638)	105
Other income	104,117	—	104,117
Foreign exchange gain (loss)	912	(4,300)	5,212
Income (loss) before income taxes	28,234	(152,828)	181,062
Income tax (benefit) expense	(1,450)	644	(2,094)
Net income (loss)	$29,684	$(153,472)	$183,156

Product net sales

Our product net sales consist of sales of Epidiolex, which we launched in the United States in November of 2018 and also sell through certain early access programs outside of the United States, and sales of Sativex outside of the United States pursuant to license agreements with commercial partners.

Product net sales for the three months ended June 30, 2019 consist of $68.4 million in net sales of Epidiolex in the United States, $0.8 million of Epidiolex sales under early access programs outside of the United States, and $2.3 million in net sales of Sativex.

Product net sales for the six months ended June 30, 2019 consist of $101.9 million in net sales of Epidiolex in the United States, $2.0 million of Epidiolex sales under early access programs outside of the United States, and $6.6 million in net sales of Sativex.

The increase in product net sales to $71.5 million and $110.5 million for the three and six months ended June 30, 2019, respectively, compared to $3.1 million and $5.9 million for the three and six months ended June 30, 2018, respectively, was primarily due to the recent launch of Epidiolex in the United States.

Other revenue

Other revenue for the three and six months ended June 30, 2019 and 2018 consists of remaining development fees related to the Otsuka license agreement that was terminated in December 2017.

Costs of product sales

Cost of product sales increased $4.8 million, or 270%, for the three months ended June 30, 2019 to $6.6 million, or 9% of product net sales, compared to $1.8 million, or 58% of product net sales for the three months ended June 30, 2018. The increase in cost of product sales is primarily due to an increase in product net sales of Epidiolex in the United States. The reduction in cost of product sales as a percentage of product net sales is due to the positive impact in the three months ended June 30, 2019 of directly commercializing Epidiolex in the United States compared to the same period in the prior year when product net sales consisted only of Sativex sales outside of the United States through license partners.

Cost of product sales increased $8.3 million, or 244%, for the six months ended June 30, 2019 to $11.8 million, or 11% of product net sales, compared to $3.4 million, or 58% of product net sales for the six months ended June 30, 2018. The increase in cost of product sales is primarily due to an increase in product net sales of Epidiolex in the United States. The reduction in cost of product sales as a percentage of product net sales is due to the positive impact in the three months ended June 30, 2019 of directly commercializing Epidiolex in the United States compared to the same period in the prior year when product net sales consisted only of Sativex sales outside of the United States through license partners.

Research and development expenses

We believe that our future revenues and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of June 30, 2019, we consider the following research and development projects to be our most significant late-stage product candidates:

•	Epidyolex for the treatment of Dravet syndrome and LGS (Europe)
•	Epidiolex for the treatment of TSC (United States and Europe)
•	Sativex for spasticity associated with MS (United States)

On July 26, the CHMP adopted a positive opinion recommending marketing authorization of Epidyolex in Europe. The European Commission (EC) is expected to make a final decision on the marketing authorization application in approximately two months. We have received Orphan Designation from the COMP for Epidyolex for Dravet syndrome, LGS and TSC.

We have completed our Phase 3 trial in TSC and have reported positive top-line results. We expect to file an sNDA with FDA for this indication in the fourth quarter of 2019 and, soon after, expect to seek supplemental approval in Europe.

In December 2017, we terminated our license agreement with Otsuka and we have reacquired full ownership of the development and commercialization rights to Sativex in the United States. We met with the FDA in December 2018 to discuss the optimal regulatory pathway for U.S. approval of Sativex and are now in the process of planning an additional clinical program, which is expected to commence in the fourth quarter of 2019.

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

We track external third-party costs for clinical trials by product candidate, but do not seek to allocate all research and development costs by individual project. The components of research and development expense for the three and six month periods ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
External clinical trial expense
Epidiolex	$5,676	$8,424	$14,136	$15,961
Other programs	3,256	412	4,633	1,078
Total external clinical trial expense	8,932	8,836	18,769	17,039
Research and development tax and expense credits	(753)	(514)	(1,510)	(1,599)
Other internal research and development	24,288	36,791	45,583	73,158
Total research and development expense	$32,467	$45,113	$62,842	$88,598

Research and development expenses decreased $12.6 million, or 28%, to $32.5 million for the three months ended June 30, 2019 compared to $45.1 million in 2018. For the six months ended June 30, 2019, research and development expenses decreased $25.8 million, or 29%, to $62.8 million for the six months ended June 30, 2019 compared to $88.6 million the six months ended June 30, 2018. The decrease in research and development expenses was primarily due to the prior period impact of inventory production costs for Epidiolex that were charged to research and development expenses prior to FDA approval in June 2018.

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

SG&A expenses increased $24.5 million, or 65%, to $62.3 million in three months ended June 30, 2019 compared to $37.8 million in 2018. For the six months ended June 30, 2019, SG&A expenses increased $53.4 million, or 83%, to $117.4 million compared to $64.0 million in 2018. The increase in SG&A expenses in 2019 was primarily due to an increase in employee-related expenses driven by the build-out of our commercial functions in the United States and Europe, costs related to the launch of Epidiolex in the United States, an increase in all of our corporate support functions, and, to a smaller degree, an increase in insurance expenses and an increase audit and legal fees.

Interest Income

Interest income increased $1.3 million for the three months ended June 30, 2019 to $2.3 million compared to interest income of $1.0 million for the three months ended June 30, 2018. For the six months ended June 30,2019, interest income increased by $2.6 million to $4.4 million compared to interest income of $1.8 million for the six months ended June 30, 2018. The increase in interest income in 2019 is primarily due to higher average cash and cash equivalent balances in 2019 compared to 2018 and increases in interest rates during the period.

Interest Expense

Interest expense remained consistent for the three and six months ended June 30, 2019 and 2018. Interest expense is primarily related to our finance lease liabilities.

Other Income

Other income for the three and six months ended June 30, 2019 consisted of $104.1 million in net proceeds from the sale of the priority review voucher that we received from the FDA in connection with the approval of Epidiolex.

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

Foreign currency exchange gain for the three months ended June 30, 2019 was $2.0 million compared to a foreign currency exchange loss of $3.7 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, foreign currency exchange gain was $1.0 million compared to foreign currency exchange loss of $4.3 million for the six months ended June 30, 2018. The decrease in the foreign exchange loss in 2019 was due primarily to the strengthening of the U.S. dollar against the British Pound.

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

Income tax benefit for the three months ended June 30, 2019 was $0.9 million compared to an income tax benefit of $0.4 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, income tax benefit was $1.5 million compared to an income tax expense of $0.6 million for the six months ended June 30, 2018. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom. The decrease in income tax expense for 2019 was primarily due to excess tax benefits related to the exercise of stock options.

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

We believe that our cash and cash equivalents as of June 30, 2019 of $583.7 million will be sufficient to fund our operations, including currently anticipated research and development activities and planned capital expenditures, for the foreseeable future, including for at least the next 12 months.

Cash Flows

The following table summarizes the results of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash (used in) operating activities	$(89,861)	$(98,311)
Net cash provided by (used in) investing activities	80,585	(15,658)
Net cash provided by (used in) financing activities	2,355	(412)
Cash and cash equivalents at end of period	$583,683	$439,940

Operating activities

As of June 30, 2019, we had cash and cash equivalents totaling $583.7 million compared to $440.0 million as of June 30, 2018. Net cash used in operating activities decreased by $8.4 million to $89.9 million for the six months ended June 30, 2019 compared to $98.3 million for the six months ended June 30, 2018. The decrease in cash used in operating activities is primarily attributable to a smaller net loss adjusted for non-cash items in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, partially offset by an increase in cash used to fund changes in operating assets and liabilities.

Investing activities

Net cash provided by investing activities increased by $96.3 million to $80.6 million for the six months ended June 30, 2019 compared to net cash used by investing activities of $15.7 million for the six months ended June 30, 2018. The increase in cash provided by investing activities is primarily due to the cash received on the sale of the priority review voucher of $104.1 million offset by cash used in the continued expansion of our manufacturing facilities.

Financing activities

Financing activities provided an increase in net cash of $2.8 million to $2.4 million for the six months ended June 30, 2019 compared to cash used in financing activities of $0.4 million during the six months ended June 30, 2018. The increase in cash provided by financing activities is primarily due to proceeds received from the exercise of stock options.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2019, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 842, Leases. There were no other changes in our internal controls in the six months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2019, the Company was not a party to any material legal proceedings. The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Item 1A.  Risk Factors

As of and for the period ended June 30, 2019, there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-KT for the transition period ended December 31, 2018, except for the risk factors below, which have been updated:

The United Kingdom’s vote in favor of withdrawing from the European Union could lead to increased market volatility which could adversely impact the market price of our ADSs and make it more difficult for us to do business in Europe or have other adverse effects on our business.

The United Kingdom is currently negotiating the terms of its exit from the European Union (Brexit), the negotiation period of which has now been extended to October 31, 2019, unless further extension is agreed to by the parties. If no agreement can be reached and the United Kingdom leaves the European Union with no agreement (hard Brexit), there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as on the regulatory process in Europe. As a result of this uncertainty, financial markets could experience volatility which could adversely affect the market price of our ADSs. We may also face new regulatory costs and challenges that could have a material adverse effect on our operations, including the potential for a delay in our European launch of Epidyolex. In this regard, the EMA has already issued a notice reminding marketing authorization holders of centrally authorized medicinal products for human and veterinary use of certain legal requirements that need to be considered as part of Brexit, such as the requirement for the marketing authorization holder of a product centrally approved by the European Commission to be established in the European Union, and the requirement for some activities relating to centrally approved products, such as batch release and pharmacovigilance, to be performed in the European Union. As a result of the foregoing developments, and in the absence of any clear indication that any agreed form of a Withdrawal Agreement will contain a contrary requirement, we have taken steps to establish a network of subsidiary undertakings in the major European markets and have established pharmacovigilance and batch release operations in the European Union. Depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult. In addition, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue it could cause volatility in our financial results.

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

In June 2018, we received FDA regulatory approval for Epidiolex for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older. In Europe, we have received a positive opinion from the CHMP relating to Epidyolex. We have received Orphan Drug Designation from the FDA for Epidiolex for seizures associated with LGS, Dravet syndrome and TSC. We also received Orphan Designation from the EMA’s COMP for Epidiolex for Dravet syndrome, LGS and TSC, although there is no guarantee that upon approval, the designation will be reconfirmed. The FDA approval and other regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. With respect to the FDA’s approval of Epidiolex, we are subject to certain post-marketing requirements. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approval for Epidiolex and/or other civil or criminal penalties. In addition, with respect to Epidiolex, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices, or GMPs, with Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval, and with Good Laboratory Practices, or GLPs, for any nonclinical studies.

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

We are incorporated under English law. The rights of holders of ordinary shares, and therefore certain of the rights of shareholders, are governed by English law, including the provisions of the Companies Act 2006, and by our substituted articles of association (Articles of Association). These rights differ in certain respects from the rights of shareholders in typical U.S. corporations. Certain differences between the provisions of the Companies Act 2006 applicable to us and the Delaware General Corporation Law (DGCL), relating to shareholders’ rights and protections include, but are not limited to, the following.

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

The U.K. City Code on Takeovers and Mergers (the Takeover Code), which is issued and administered by the U.K. Panel on Takeovers and Mergers (the Takeover Panel), provides a framework within which takeovers of companies subject to it are conducted, including, in particular, certain rules in respect of mandatory offers. In March 2018, the Takeover Panel confirmed that, based on our current circumstances, we are not subject to the Takeover Code. As a result, our shareholders are not entitled to the benefit of certain takeover offer protections provided under the Takeover Code. We believe that this position is unlikely to change at any time in the near future but, in accordance with good practice, we will review the situation on a regular basis and consult with the Takeover Panel if there is any change in our circumstances on this subject.

The legalization and use of medical and recreational marijuana in the United States and elsewhere may impact our business.

There is a substantial amount of change occurring in the U.S. regarding the use of medical and recreational marijuana products. While federal laws prohibit the sale and distribution of most marijuana products not approved or authorized by FDA, at least 30 jurisdictions and the District of Columbia have enacted state laws to enable possession and use of marijuana for medical purposes, and at least ten jurisdictions for recreational purposes. Under the U.S. Farm Bill, enacted in late 2018, certain extracts and other material derived from certain marijuana plants are now descheduled.  Although the marketing of such products as a food, dietary supplement, or for medical purposes remains subject to FDA requirements and is not permitted, FDA is currently evaluating regulatory pathways to permit CBD in conventional foods and dietary supplements and held a public meeting on the subject in May 2019.  In addition, proposed legislation in Congress could result in broader legalization of marijuana products.  Although our business is quite distinct from that of unapproved marijuana and dietary supplement companies, future legislation or FDA action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved marijuana products could affect our business.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Offer letter by and between Greenwich Biosciences, Inc. and Darren Cline (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 12, 2019)

10.2*

Severance Agreement, dated April 12, 2019, by and between Greenwich Biosciences, Inc. and Julian Gangolli (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 12, 2019)

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GW PHARMACEUTICALS PLC

Date:	August 7, 2019	By:	/s/ Justin Gover
Name: Justin Gover
Title: Chief Executive Officer

Date:	August 7, 2019	By:	/s/ Scott Giacobello
Name: Scott Giacobello
Title: Chief Financial Officer