Form 10-K
period 2019-12-31
GW PHARMACEUTICALS PLC
filed 2020-02-27
CIK 1351288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $5,165,756,855.

As of February 21, 2020, 371,731,604 shares were outstanding including 358,636,068 shares held as American Depositary Shares, each representing twelve Ordinary Shares, par value £0.001 per share and 13,095,536 Ordinary Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Information Regarding Forward-Looking Statements

This annual report on Form 10-K (Annual Report) contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about us and our industry. All statements other than statements of historical fact in this Annual Report are forward-looking statements

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

•	the inherent uncertainty of product development;
•	successful commercialization and marketing of Epidiolex or Epidyolex (the trade name for Epidiolex in Europe) and market acceptance of Epidiolex/Epidyolex;
•	our and our contract manufacturers’ ability to successfully manufacture commercial quantities of our products in compliance with regulatory requirements;
•	our ability to establish and maintain commercialization organizations in the U.S., Europe and elsewhere;
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

Epidiolex®, Epidyolex® (the European trade name for Epidiolex), and Sativex® are registered trademarks of GW Pharmaceuticals plc.  Nabiximols is the U.S. adopted name for Sativex, and Sativex will be referred to as “nabiximols” throughout this Annual Report, except where the context requires otherwise.

Item 1. Business

Company Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary cannabinoid product platform in a broad range of disease areas. In over 20 years of operations, we have established a world leading position in the science, development and commercialization of plant-derived cannabinoid therapeutics through our proven drug discovery and development processes, our intellectual property portfolio, regulatory, manufacturing and commercial expertise.

Our lead cannabinoid product is Epidiolex, a pharmaceutical formulation of cannabidiol, or CBD, for which we retain global commercial rights. Epidiolex is approved in the United States for the treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, and Dravet syndrome, in patients two years of age and older. LGS and Dravet syndrome are severe childhood-onset, drug-resistant epilepsy syndromes. We launched Epidiolex in the United States in November 2018. In September 2019, we received approval from the European Commission, or EC, for Epidyolex (the trade name in Europe for Epidiolex) for use as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. We have launched Epidyolex in Germany and the U.K. and are planning launches in France, Italy and Spain during 2020.

We continue to develop Epidiolex for additional indications. In May 2019, we announced positive results from a Phase 3 trial for the use of Epidiolex to treat seizures associated with Tuberous Sclerosis Complex, or TSC, a rare genetic disorder that causes non-malignant tumors to form in many different organs that affects approximately 50,000 individuals in the United States and one million worldwide. On February 3, 2020, we announced that we had submitted a supplemental New Drug Application, or sNDA, to the FDA to expand the Epidiolex label to include the treatment of seizures associated with TSC. We expect to file for supplemental approval for the TSC indication in Europe in the first quarter of 2020. We have received Orphan Drug Designation from the FDA and the Committee for Orphan Medical Products (COMP) for TSC (we previously received the same designations for Dravet syndrome and LGS).

We have begun recruiting patients for a pivotal trial of Epidiolex in the treatment of Rett syndrome, a rare, non-inherited neurodevelopmental disorder affecting approximately one in 10,000 to 15,000 live female births. This trial focuses on the behavioral abnormalities associated with the disorder.

We have a deep pipeline of additional cannabinoid product candidates that includes compounds in Phase 1, Phase 2, and Phase 3 trials. Our most advanced pipeline asset in the United States is nabiximols, for which we expect to commence a pivotal clinical program in the first half of 2020 in the treatment of spasticity due to multiple sclerosis. We anticipate commercializing nabiximols in the U.S. using our in-house commercial organization. Nabiximols is already approved in over 25 countries outside the United States for the treatment of spasticity due to multiple sclerosis under the brand name Sativex.  We are advancing plans to commence clinical programs for nabiximols in 2020 in spasticity due to spinal cord injury and post-traumatic stress disorder, or PTSD.

In addition to nabiximols, our pipeline includes cannabinoid product candidates for schizophrenia, autism spectrum disorder, or ASD, and Neonatal Hypoxic Ischemic Encephalopathy, or NHIE.

Our Marketed Products

Epidiolex

Epidiolex in the U.S.

We launched Epidiolex on November 1, 2018 in the U.S. market after FDA approval for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older. The FDA confirmed orphan drug exclusivity for Epidiolex and granted us a rare pediatric disease voucher. Following the approval, the U.S. Drug Enforcement Administration, or DEA, placed Epidiolex in Schedule V.

Our U.S. subsidiary, Greenwich Biosciences, Inc., markets Epidiolex through a commercial organization consisting of sales, medical affairs, marketing, and market access/payer teams.

The U.S. sales team includes two National Directors, eight Regional Managers and 65 Neurology Account Managers and is targeting approximately 6,400 physicians who treat patients with LGS or Dravet syndrome. In 2020, we will be launching a commercial initiative in the long-term care segment.

We set a list price for Epidiolex of $1,235 per 100mL bottle at the time of launch in November 2018, and a list price of $1,310 per 100mL bottle effective as of January 4, 2020. Our patient support programs provide patient and caregiver focused education and help provide resources that may lower patients’ out-of-pocket costs or provide product at no cost to eligible patients. In addition, a number of national payers have now established favorable coverage policies for Epidiolex.

Epidyolex in Europe

On September 23, 2019, we announced that the EC approved the marketing authorization for Epidyolex (the trade name in Europe for Epidiolex) for use as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. We have launched Epidyolex in Germany and the U.K. and are planning launches in France, Italy and Spain during 2020.

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

Dravet Syndrome

Dravet syndrome is a severe form of infantile-onset, genetic, drug-resistant epilepsy with a distinctive but complex electroclinical presentation. The clinical onset of Dravet syndrome occurs during the first year of life with clonic seizures (jerking) and tonic-clonic (convulsive) seizures in previously healthy and developmentally normal infants often associated with a high fever. Symptoms peak at about five months of age, and the latest onset beginning by 15 months of age. Other seizures develop between one and four years of age such as prolonged focal dyscognitive seizures and brief absence seizures. The duration of these seizures decreases during this period, while their frequency increases. Prognosis is poor, with death occurring in approximately 14 percent of children. Death can be caused by the seizures themselves, by infection due to prolonged periods of physical inactivity, or by the presence of advanced neurodegenerative disease or a compromised level of consciousness. Death can also occur suddenly due to uncertain causes, often because of the relentless neurological decline or from Sudden Unexpected Death in Epilepsy. Patients develop intellectual disability and life-long ongoing seizures. Intellectual impairment varies from severe (50 percent of patients), to moderate (25 percent of patients), to mild (25 percent of patients). Patients rarely return to normal intellect.

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

Drug resistance is one of the main features of LGS. Generally, treatment requires broad spectrum AEDs and almost always polypharmacy. Treatment also depends on the seizure type as some treatments effective for one type of seizure may worsen another. The FDA approved treatments for LGS in addition to Epidiolex are: Onfi (clobazam); Banzel (rufinamide); Lamictal (lamotrigine); Topamax (topirimate); and Felbatol (felbamate). These medicines are often used as adjunctive therapy with other AEDs and they show some efficacy, however, many also have severe undesirable side effects. Furthermore, several of these medicines are based on the same mechanism of action as traditional AEDs. As patients with LGS generally need to take several treatments to gain any change to their seizure frequency, we believe that there remains a need for further pharmacological treatments, particularly those with a different mechanism of action, to give prescribers more options in treating this rare, pharmacoresistant syndrome.

Epidiolex Follow-On Target Indication: TSC

In early February 2020, we submitted an sNDA to the FDA to expand the Epidiolex label to include the treatment of seizures associated with TSC. TSC is a genetic disorder that causes non-malignant tumors to form in many different organs, primarily in the brain, eyes, heart, kidney, skin and lungs. The brain and skin are the most affected organs. TSC results from a mutation in tumor suppression genes TSC1 or TSC2. According to the Tuberous Sclerosis Alliance, TSC is estimated to affect approximately 50,000 patients in the U.S. The most common symptom of TSC is epilepsy, which occurs in 75 – 90 percent of patients, about 70 percent of whom experience seizure onset in their first year of life. TSC patients typically have treatment-resistant seizures. The seizures of TSC are typically focal in onset, meaning that they are localized to one region and hemisphere of the brain. There are significant co-morbidities associated with TSC including cognitive impairment in 50 percent, ASD in up to 40 percent and neurobehavioral disorders in over 60 percent of individuals with TSC.

In May 2019, we announced positive top-line Phase 3 results in the use of Epidiolex to treat seizures associated with TSC, and more extensive study results from this positive trial were presented in December 2019 at the annual meeting of the American Epilepsy Society. This dose-ranging trial was a 16-week comparison of Epidiolex versus placebo to assess the safety and efficacy of Epidiolex as an adjunctive anti-epileptic treatment. The primary measure of this trial was the percentage change from baseline in seizure frequency during the treatment period. Primary endpoint seizure types included focal motor seizures with or without impairment of consciousness or awareness and generalized convulsive seizures. The study found that patients treated with Epidiolex 25 mg/kg/day or 50 mg/kg/day experienced a significantly greater reduction in TSC-associated seizures (49% for 25 mg/kg/day and 48% for 50 mg/kg/day) compared to placebo (27%; p=0.0009 and p=0.0018, respectively) and secondary endpoint data showed that more patients on Epidiolex experienced a 50% or greater reduction in seizures (36% for 25 mg/kg/day and 40% for 50 mg/kg/day) compared to placebo (22%; p=0.0692 and p=0.0245, respectively). The safety profile observed was consistent with findings from previous studies, with no new safety risks identified.

Epidiolex Follow-On Target Indication: Rett Syndrome

Rett syndrome, or RTT, is a rare, non-inherited, X-linked neurodevelopmental disorder affecting approximately 1 in 10,000 to 15,000 live female births.  RTT is most commonly caused by heterozygous de-novo mutations in the gene encoding methyl-CpG-binding protein 2, or MeCP2, resulting in a loss of function of the MeCP2 protein. The condition affects predominantly females and it results in abnormal neuronal development and function in affected children. The symptomatology of RTT is progressive, with early onset from about 6–18 months of life, followed by a rapid destructive phase at the age of 1 to 4 years. This stage is characterized by loss of purposeful hand skills, loss of spoken language, breathing and cardiac irregularities, microcephaly, and autistic-like behaviors. After the period of regression, patients enter a prolonged period of stabilization where most of the impairments associated with the destructive phase persist together with apraxia, motor problems, and seizures. Over time, the patient’s motor function continues to deteriorate, resulting in reduced mobility, scoliosis, rigidity, muscular weakness and spasticity.

There are no approved treatments for RTT. The management options target specific symptoms and are not without undesirable side effects. As such, there is currently a high unmet medical need. Data from animal models suggest CBD may be able to improve deficits in cognition, language, social behavior and motor function, as well as having the potential to modulate the cellular mechanisms thought to be involved in the neurobehavioral deficits present in RTT.  In addition, reports from open label investigations in patients with refractory epilepsy suggest that Epidiolex may have beneficial effects on cognition, behavior and quality of life, which could benefit patients with RTT.

A Phase 3 trial of Epidiolex in patients with RTT was initiated in 2019 and is an international multi-center, randomized, double-blind, placebo-controlled study. The endpoints are to evaluate the efficacy of up to 24 weeks of treatment with Epidiolex, compared with placebo, in reducing symptom severity in patients with RTT using the Rett Syndrome Behavior Questionnaire and the Clinical Global Impressions - Improvement.

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

Epidiolex Intellectual Property and Other Protections

In addition to seven years of orphan exclusivity plus the potential six-month pediatric extension (to be filed), we seek to protect Epidiolex through the expansion of our patent portfolio. Our patent portfolio relating to the use of CBD in the treatment of epileptic encephalopathies includes 34 distinct patent families that are either granted or filed. Most of the patent families in this portfolio claim the use of CBD in the treatment of particular childhood epilepsy syndromes, seizure sub-types and interactions with other concomitantly dosed anti-seizure drugs. To date, we have obtained twelve patents and received notices of allowance for a further two from the U.S. Patent and Trademark Office, or USPTO, including claims for the use of CBD for the treatment of convulsive, drop and atonic seizures associated with both LGS and Dravet syndrome, as well as the use of CBD with clobazam, and the teaching that dose adjustment may be needed when concomitantly prescribed. Some of these patents are directly aligned with the Epidiolex label, and we have listed them in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book). These patents have expiry to 2035. We recently filed an international patent application based on promising data that we believe demonstrates that Epidiolex is more efficacious than synthetic CBD at the same concentration in a mouse model of seizures. Unlike synthetic CBD, Epidiolex comprises up to 2% of other cannabinoids. It would appear from this early data that the presence of these cannabinoids, albeit in small amounts, provides an additional benefit over CBD alone in an animal model of epilepsy.  This patent, if granted, will have an expiry date of 2039. We continue to identify novel findings and submit patent applications resulting from the Epidiolex development program and we expect additional grants from these applications.

Nabiximols (known as Sativex outside the U.S.)

Nabiximols is a complex botanical medicine formulated from extracts of the cannabis sativa plant that contains the principal cannabinoids delta-9-tetrahydrocannabinol, or THC, and CBD as well as specific minor cannabinoids and other non-cannabinoid components. We developed nabiximols to be administered as an oromucosal spray, whereby the active ingredients are absorbed in part in the lining of the mouth, either under the tongue or inside the cheek. Nabiximols is already approved in over 25 countries outside the United States for the treatment of spasticity due to multiple sclerosis under the brand name Sativex. To support the development and commercialization of Sativex internationally, we have license and development agreements with commercial partners. These agreements provide our collaborators with the sole right to commercialize Sativex in exclusive territories for all indications.

The development of nabiximols in the United States is described below under “Our Product Pipeline.”

Nabiximols Intellectual Property and Other Protections

Our strategy is to seek and obtain patents related to nabiximols across all major pharmaceutical markets around the world. In the U.S., our patents (and our pending applications if they issue) relating to nabiximols would expire on various dates between 2021 and 2029, excluding possible patent term extensions. We have at least seven different patent families containing one or more pending and/or issued patents directed to the nabiximols formulation, the medical use of nabiximols, the extracts from which nabiximols is composed, the extraction technique used to produce the extracts and the therapeutic use of nabiximols. Due to the product’s significant complexity, we believe that nabiximols will benefit from strong long-term market regulatory protection.

Our Product Pipeline

Proprietary Cannabinoid Product Platform

The cannabis plant is the unique source of more than 70 structurally related, plant-derived cannabinoids. Although one cannabinoid, THC, is known to cause psychoactive effects associated with the use of illicit herbal cannabis, none of the other cannabinoids are known to share this property. In recent decades, there have been major scientific advances that have led to the discovery of new plant-derived cannabinoids and their potential for therapeutic use. We are a global leader in this developing area of science, and we believe that our proprietary cannabinoid product platform uniquely positions us to discover and develop cannabinoids as new therapeutics.

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

With the exception of Sativex, which is subject to licensing agreements described above outside of the United States, we retain global commercial rights to all of our product pipeline candidates.

Pipeline Summary

Product/Product Candidates	Indication	Partner(s)	Status	Expected Next Steps

Epidiolex (CBD)	Childhood-onset epilepsy Initial targets: Treatment of seizures in LGS and Dravet syndrome in patients two years of age and older	We retain global rights.	Approved by the FDA and launched in the U.S. Approved by the EC (under the brand name Epidyolex).

	Additional targets: TSC		Positive Phase 3 trial completed. Supplemental NDA filed in February 2020.

	Rett syndrome		Phase 3 trial in Rett initiated.

Nabiximols	MS spasticity (ex- U.S.)	Almirall, Bayer, Ipsen and Neopharm	Approved in numerous countries.

	MS spasticity (U.S.)	We retain rights.	FDA meetings held to determine pivotal clinical program.	Pivotal clinical trials to commence in 2020.

	Spasticity associated with Spinal Cord Injury		Planning Phase 2/3 trial.	Initiate Phase 2/3 trial.

	Post-Traumatic Stress Disorder		Planning Phase 2 trial.	Initiate Phase 2 trial.

	Other neurological symptoms		Evaluating next target indications

GWP42003	Schizophrenia	We retain global rights.	Positive Phase 2 proof-of-concept.	Phase 2b trial to commence in 2020.

GWP42006 (CBDV)	Autism Spectrum Disorder	We retain global rights.	Company sponsored open-label trial commenced. Investigator-led placebo-controlled trial in autism; expanded access IND to treat seizures associated with autism commenced in 2019.

	Rett syndrome		Investigator-led Phase 2 open label trial in Rett syndrome. Trial initiated in 2019. FDA orphan designation in Rett syndrome.

	Epilepsy		Phase 2a trial completed.	Under evaluation.

Intravenous GWP42003	Neonatal hypoxic-ischemic encephalopathy	We retain global rights.	Recruiting for Phase 2 trial in neonates.

Nabiximols in the United States

Our nearest term pipeline opportunity in the United States is nabiximols. Following meetings with the FDA, we expect to commence a pivotal clinical program in 2020 for nabiximols in the treatment of spasticity due to multiple sclerosis. We believe that nabiximols has the potential to be developed in several additional indications and are planning clinical programs in spasticity due to spinal cord injury and PTSD.

MS is the most common disabling neurological condition affecting young adults. According to the World Health Organization, MS affects more than 1.3 million people worldwide, of which over 400,000 are in the United States and over 600,000 are in Europe. MS affects twice as many women as men and typically develops between the ages of 20 and 40 years. Spasticity is one of the most common, chronic, and disabling symptoms of MS, affecting up to 80% of MS patients over their lifetimes. Spasticity refers to an abnormal, involuntary tightness of muscles, which increases when the muscles are rapidly stretched, so that the associated joint appears to resist movement. Some of the features of spasticity include muscle stiffness, muscle spasms and pain. As a result of the increased muscle tone due to spasticity, “simple” everyday movements become difficult or impossible altogether. In addition, painful muscle spasms can lead to difficulty with sleeping, sitting in a chair or lying in bed. Occasionally, spasms may be triggered by fairly minor irritations such as tight clothing, a full bladder or bowel, urinary tract infection or skin irritation, such as from a pressure sore. Moderate to severe spasticity can lead to significant impairment.

There is no cure for MS spasticity, and it is widely recognized that currently available oral treatments afford only partial relief and have clinically-important side effects. Nabiximols offers the prospect of treating U.S. patients who might otherwise require invasive and costly alternative treatment options such as intrathecal baclofen or surgery.  Because nabiximols has been approved and commercialized elsewhere around the world since 2005, we have collected nearly 100,000 patient years of safety data and believe its safety profile has been well established.

With respect to the lifecycle for nabiximols beyond MS spasticity, we see potential opportunities within the broader spasticity markets as there are around three million patients in the United States with spasticity associated with various conditions. We are, in parallel, planning clinical programs in two further indications, spasticity due to spinal cord injury and PTSD. We expect to commence clinical programs in the second half of 2020 to address these broader markets with a view to achieving a series of approved indications for nabiximols over the coming years.

GWP 42003 in Schizophrenia

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

GWP42003 features CBD as the primary cannabinoid and has shown notable anti-psychotic effects in accepted pre-clinical models of schizophrenia and importantly has also demonstrated the potential to reduce the characteristic movement disorders induced by currently available anti-psychotic agents. In September 2015, we announced positive top line results from an exploratory Phase 2 placebo-controlled clinical trial of GWP42003 in 88 patients with schizophrenia who had previously failed to respond adequately to first line anti-psychotic medications. Over a series of exploratory endpoints, GWP42003 was consistently superior to placebo, with the most notable differences being in the PANSS positive sub-scale (p=0.019), the Clinical Global Impression of Severity (p=0.04) and Clinical Global Impression of Improvement (p=0.018). The safety profile of GWP42003 was reassuring, with no serious adverse events and an overall frequency of adverse events similar to placebo. This study was published in the American Journal of Psychiatry in December 2017.

We are commencing a Phase 2b trial of GWP42003 in Schizophrenia in the first half of 2020.

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

GWP42006 (CBDV) in Epilepsy, Rett and Autism Spectrum Disorder

GWP42006 features CBDV as the primary cannabinoid. CBDV has shown anti-epileptic properties across a range of in vitro and in vivo models of epilepsy.

We have also evaluated GWP42006 in both general and syndromic pre-clinical models of ASD yielding promising signals on cognitive and social endpoints as well as repetitive behavior. These animal models include both genetically determined abnormalities of neurobehavioral, and chemically-induced models, and include Rett syndrome and Fragile X syndrome among others. Many of the pediatric intractable epilepsy conditions within the Epidiolex expanded access program share considerable overlap with ASD and these conditions often fall within the orphan disease space. Initial clinical observations from treating physicians suggest a potential role for cannabinoids in addressing problems associated with ASD such as deficits in cognition, behavior and communication.

We are working on various clinical initiatives for CBDV in the field of autism spectrum disorder, or ASD. We initiated a company-sponsored open label trial in ASD in 2019. An investigator-led 100 patient placebo-controlled trial in ASD also commenced in 2019. An investigator-led open label study of CBDV in children with Rett syndrome and seizures is ongoing. CBDV in Rett syndrome has received Orphan Drug Designation from the FDA.

In February 2018, we announced that a Phase 2a study of CBDV in adult patients with focal seizures did not meet its primary endpoint and showed a favorable safety and tolerability profile. We are currently evaluating next steps for this indication.

We have a portfolio of intellectual property relating to CBDV for use in various indications including epilepsy and autism spectrum disorder. These patent families include issued and pending claims to use CBDV alone or in combination with standard anti-epileptic drugs in the treatment of seizures, and pending claims to the use of CBDV in the treatment of ASD and associated conditions. Other families include pending claims directed to the use of CBDV in other therapeutic areas such as neuropathic pain, Alzheimer’s disease and Duchenne’s disease, CBDV compositions and CBDV extracts. We anticipate additional patent applications being filed as new data is generated.

Intravenous GWP42003 (CBD) in Neonatal Hypoxic-Ischemic Encephalopathy (NHIE)

NHIE is acute or sub-acute brain injury due to asphyxia caused during birth resulting from deprivation of oxygen, referred to as hypoxia, as a result of a sentinel event such as ruptured placenta, parental shock and even increased heart rate. Hypoxic damage can occur to most of the infant’s organs, but brain damage is the most serious and least likely to heal, resulting in encephalopathy. This can later manifest itself as either mental retardation (including developmental delay and/or intellectual disability) or physical disabilities such as spasticity, blindness and deafness. Spastic diplegia and the other manifestations of cerebral palsy often feature asphyxiation during the birth process as a contributing factor. The exact timing and underlying causes of these outcomes remains unknown, but it is widely stipulated that interventions need to be administered within six hours of the hypoxic insult.

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

We held a pre-IND meeting with the FDA to discuss the development program for an intravenous CBD formulation in the treatment of NHIE. In April 2015, we received Orphan Drug Designation from the FDA for CBD for the treatment of NHIE and in July 2015 we received fast track designation. In July 2015 we received Orphan Drug Designation from the EMA for CBD for the treatment of perinatal asphyxia, an alternate term that describes the same condition. A Phase 1 trial of intravenous GWP42003 in healthy volunteers was completed, and we are now recruiting for a Phase 2 trial in neonates.

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

•

Expand the market opportunity for Epidiolex within the field of epilepsy through the approval of the TSC indication, and expand beyond seizure indications initially by targeting the treatment of Rett syndrome.

•	Seek U.S. approval for nabiximols in the treatment of MS spasticity, commercialize nabiximols in the U.S. using our own commercial organization, and expand the market to new indications.

•	Advance several clinical-stage proprietary cannabinoid product candidates to late-stage development.
•	Leverage our proprietary cannabinoid product platform and world leading position to discover, develop and commercialize additional novel first-in-class cannabinoid products.
•	Further strengthen our lead competitive position.

Our Proprietary Cannabinoid Product Platform

We believe we have established a world-leading position in cannabinoid therapeutics through our proven proprietary cannabinoid product platform. Our platform consists of a continually evolving library of internally generated novel cannabis plant types that produce selected cannabinoids, discovery of novel cannabinoid pharmacology through our network of world leading scientists, a global intellectual property portfolio, in-house formulation, processing and manufacturing capabilities, and development and regulatory expertise. We further believe that we are in a unique position to develop and manufacture plant-derived cannabinoid formulations worldwide at sufficient quality, uniformity, scale and sophistication for the purposes of pharmaceutical development and to meet international regulatory requirements.

Cannabinoid Science Overview

Although one cannabinoid, THC, is known to cause specific euphoric effects, no other cannabinoid is known to share these properties. In recent decades, there have been major scientific advances that have led to the discovery of new plant-derived cannabinoids and the endocannabinoid system. We believe we are at the forefront of this science and our research into a large number of these cannabinoids suggests that each has distinct pharmacological effects. Although more studies are required to establish the clinical significance of these effects, they clearly have the potential to have therapeutic applications.

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
CBGV (Cannabigerovarin)

There are at least two types of cannabinoid receptors, CB1 and CB2, in the human endocannabinoid system. CB1 receptors are considered to be among the most widely expressed G protein-coupled receptors in the brain and are particularly abundant in areas of the brain concerned with movement and postural control, pain and sensory perception, memory, cognition, emotion, and autonomic and endocrine function. CB1 receptors are also found in peripheral tissues including peripheral nerves and non-neuronal tissues such as muscle, liver tissues and fat. CB2 receptors are expressed primarily in tissues in the immune system and are believed to mediate the immunological effects of cannabinoids. In addition, research suggests that beyond this endocannabinoid system non-THC cannabinoids interact with other important neurotransmitter and neuromodulatory systems in the human body, including G-protein coupled receptors, transient receptor potential channels, adenosine uptake and serotonin receptors. The far-reaching and diverse pharmacology of the numerous cannabinoids provides significant potential for development of cannabinoid therapeutics across many indications and disease areas.

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

With respect to complex extracts, our formulation approach is exemplified by nabiximols, the first approved cannabinoid therapeutic based on whole plant extracts from the cannabis plant. The main active ingredients of nabiximols, THC and CBD, are extracted from two proprietary chemotypes. In addition to THC and CBD, nabiximols contains additional cannabinoid and non-cannabinoid plant components. In order to achieve a fully standardized formulation of these complex extracts, we employ a range of advanced analytical technologies to demonstrate batch-to-batch uniformity. We standardize the formulation across the extract as a whole, not simply by reference to their key active components.

With respect to pure cannabinoid formulations, our approach is exemplified by Epidiolex. The active ingredient, CBD, is extracted from proprietary CBD containing chemotypes and then undergoes various processing steps to generate the isolated highly-purified compound.

Clinical development.  Selected cannabinoid product candidates progress into clinical development. We have an in-house clinical operations team that has the proven capability to execute Phase 1, 2, 3 and 4 trials rapidly and cost effectively, and to support regulatory approvals. Since our inception, we have undertaken an extensive program of clinical trials.

Manufacturing

We are responsible for the manufacture and supply of our products for commercial and clinical purposes. Some of these manufacturing activities are contracted to external third parties.

Good Manufacturing Practices, or GMP, manufacturing licenses issued by the Medicines and Healthcare products Regulatory Agency, or MHRA, in the U.K. and our facilities have been audited by the MHRA, the FDA, and other international agencies. We have extensive in-house experience in production of botanical raw material, pharmaceutical production, quality control, quality assurance and supply chain management.

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

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary elements of Epidiolex, nabiximols and our other product candidates, technology and know-how, to operate without infringing on the proprietary rights of others, and to defend challenges and oppositions from others and prevent others from infringing on our proprietary rights. We have sought, and will continue to seek, patent protection in the U.S. and other countries for our proprietary technologies. Our intellectual property portfolio includes 85 patent families with issued and/or pending claims directed to plants, plant extracts, extraction technology, pharmaceutical formulations, drug delivery and the therapeutic uses of cannabinoids, as well as plant variety rights, know-how and trade secrets. From these families, as of January 31, 2020, we own and/or license 259 pending patent applications worldwide. Within the U.S., we have 57 issued patents with a further 40 pending patent applications under active prosecution. There are an additional 767 issued patents outside of the U.S. Our policy is to seek patent protection for the technology, inventions and improvements that we consider important to the development of our business, but only in those cases where we believe that the costs of obtaining patent protection is justified by the commercial potential of the technology, and typically only in those jurisdictions that we believe present significant commercial opportunities.

We also rely on trademarks, trade secrets, know-how and continuing innovation to develop and maintain our competitive position.

Our strategy is to seek and obtain patents related to our products across all major pharmaceutical markets around the world. We have a portfolio of intellectual property relating to the use of CBD in various conditions, including epilepsy and schizophrenia; and the use of CBDV in various conditions, including ASD and epilepsy. We also hold several patent families covering nabiximols.  We anticipate additional patent applications being filed as new data is generated.

Under the 2007 research collaboration agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, which expired in June 2013, all intellectual property (including both patents and non-manufacturing related know-how) that was conceived by either Otsuka or us during the course of the collaboration is jointly owned by Otsuka and us.  We have an exclusive sub-licensable royalty-bearing license to it both outside and within the fields of CNS and oncology.

The term of individual patents depends upon the countries in which they are obtained. In most countries in which we have filed, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent, or may be shortened if a patent is terminally disclaimed over another patent.

The term of a patent that covers an FDA-approved drug may also be eligible for extension, which permits term restoration as compensation for the term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits an extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Extensions cannot extend the remaining term of a patent beyond 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions to extend the term of a patent that covers an approved drug are available in Europe and other non-U.S. jurisdictions; indeed, Supplementary Protection Certificates have been applied for such that the European formulation patent for nabiximols will be extended to 2025 in Europe. We may apply for extensions on patents covering FDA approval of Epidiolex.

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

Patients in the U.S. suffering from seizures associated with Dravet or LGS are treated with a variety of FDA-approved products, including cannabidiol, clobazam, clonazepam, valproate, lamotrigine, levetiracetam, rufinamide, topiramate, ethosuximide, and zonisamide.  Zogenix, Inc. submitted their NDA for low-dose fenfluramine, or Fintepla, in Dravet syndrome in September 2019. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited and Marinus Pharmaceuticals, Inc. are developing therapies for treating Developmental and Epileptic Encephalopathies (includes Dravet and LGS). Stiripentol has been approved in Europe for several years to treat Dravet syndrome and was approved in 2018 by the FDA. Zynerba Pharmaceuticals, Inc. is developing a topical formulation of CBD, for which it has completed enrollment in its pivotal trial in Fragile X syndrome.

In MS spasticity, nabiximols aims to treat patients who do not respond adequately to standard care. In MS spasticity, such treatments include baclofen and tizanidine.

With respect to CBD, a number of nonapproved and nonstandardized artisanal, vernacular CBD preparations derived from crude herbal cannabis have been made available in limited quantities by producers of “medical marijuana” in the U.S. We have never endorsed or supported the idea of distributing or legalizing crude herbal cannabis, or preparations derived from crude herbal cannabis for medical use and do not believe prescription cannabinoids are the same, and therefore competitive with, crude herbal cannabis. We have consistently maintained that only a cannabinoid medication, one that is standardized in composition, formulation and dose, administered by means of an appropriate delivery system, and tested in properly controlled pre-clinical and clinical studies, can meet the standards of regulatory authorities around the world, including those of the FDA. We have also repeatedly stressed that these regulatory processes provide important protections for patients, and we believe that any cannabinoid medication must be subjected to, and satisfy, such rigorous scrutiny.

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

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including the FDA’s good laboratory practices regulations and the U.S. Department of Agriculture’s, or USDA’s, regulations implementing the Animal Welfare Act. The results of pre-clinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the statute and implementing regulations, the FDA has 180 days (the initial review cycle) from the date of filing to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. In practice, the performance goals established pursuant to the Prescription Drug User Fee Act have effectively extended the initial review cycle beyond 180 days. The FDA’s current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs within 10 months of receipt and within six months for priority NDAs, but two additional months are added to standard and priority NDAs for a new molecular entity, or NME.

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

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

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

The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV or V — with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the U.S. and lack accepted safety for use under medical supervision. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence. Epidiolex is a Schedule V controlled substance. Nabiximols, if approved in the U.S., will require scheduling by the DEA before it can be marketed.

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

The European Commission created the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the European Union and, by extension (after national implementing decisions) in Iceland, Liechtenstein and Norway, which, together with the European Union member states, comprise the European Economic Area, or EEA. Applicants file marketing authorization applications with the European Medicines Agency, or EMA, where they are reviewed by a relevant scientific committee, in most cases the Committee for Medicinal Products for Human Use, or CHMP. The EMA forwards

CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. This procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the voluntary request of the applicant also be used for human drugs that do not fall within the above-mentioned categories if the CHMP agrees that the human drug (a) contains a new active substance not yet approved on November 20, 2005; (b) constitutes a significant therapeutic, scientific or technical innovation or (c) authorization under the centralized procedure is in the interests of patients at the European Union level.

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

Mutual Recognition Procedure

The mutual recognition procedure, or MRP, for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the European Union. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products and must be used if the product has already been authorized in one or more member states. Since the first approvals for Sativex were national approvals in the U.K. and Spain (following a DCP), the only route open to us for additional marketing authorizations in the European Union was the MRP.

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

In addition, most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining marketing approval for Sativex and our other products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit Sativex or our other products to be marketed or achieving such amendments to the laws and regulations may take a prolonged period of time. In that case, we would be unable to market our products in those countries in the near future or perhaps at all.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. This research is overseen by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures must be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear how such a result could be avoided and what if any effect the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payer to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the ACA) was enacted in March 2010. The ACA was enacted with the goal of expanding coverage for the uninsured while at the same time containing overall health care costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare D program. The ongoing legal challenges to the ACA, as well as Congressional efforts to repeal the ACA, create uncertainty as to the future impact of the ACA on pharmaceutical products.

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

Employees

The number of employees by function and geographic location as of the end of the period for our fiscal year ended December 31, 2019 was as follows:

As of December 31, 2019
By Function:
Research and development	278
Manufacturing and operations	192
Quality control and assurance	79
Commercial	198
Management and administrative	154
Total	901
By Geography:
Switzerland	3
United Kingdom	604
North America	294
Total	901

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

Risks Related to Our Business

Our prospects are highly dependent on the successful commercialization of Epidiolex/Epidyolex, which received approval in 2018 from the FDA and in September 2019 from the EC. To the extent Epidiolex/Epidyolex is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our ADSs may decline.

Epidiolex is our only drug that has been approved for sale in the U.S., and it has been approved for sale in Europe. In the U.S., it has only been approved for the treatment of seizures associated with LGS and Dravet syndrome in patients two years of age and older. In Europe, Epidyolex has only been approved for use as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. We are focusing a significant portion of our activities and resources on Epidiolex, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Epidiolex in the U.S. and Europe.

Successful commercialization of Epidiolex is subject to many risks. Prior to Epidiolex, we have only launched or commercialized one product, Sativex, outside of the U.S., and there is no guarantee that we will be able to continue to successfully commercialize Epidiolex for its approved indications. While we have established our commercial team and have hired our U.S. and European sales forces, we will need to continue to maintain and further develop the teams in order to successfully coordinate the commercialization of Epidiolex. Even if we are successful in maintaining and continuing to develop our commercial team, there are many factors that could cause the commercialization of Epidiolex to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by the FDA for the treatment of seizures associated with Dravet syndrome prior to 2018, it is especially difficult to estimate the market potential of Epidiolex. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for LGS and Dravet syndrome, and we do not know whether our or others’ estimates in this regard will be accurate. We have limited information about how physicians, patients and payers will respond to the pricing of Epidiolex. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market after launch, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex.

If the launch or commercialization of Epidiolex is unsuccessful or perceived as disappointing, our share price could decline significantly and the long-term success of the product and the Company could be harmed.

If we do not obtain regulatory approval of Epidiolex for other indications in the U.S., Europe or for any indications in foreign jurisdictions, we will not be able to market Epidiolex for other indications or in other jurisdictions, which will limit our commercial revenues.

While Epidiolex has been approved by the FDA and EMA for the treatment of seizures associated with LGS and Dravet syndrome in patients two years of age and older, it has not been approved by the FDA or EMA for any other indications, and it has not been approved in any other jurisdiction for these indications or for any other indication. In order to market Epidiolex for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of Epidiolex by the FDA and the EMA for the treatment of seizures associated with LGS and Dravet syndrome in patients two years of age and older does not ensure that the foreign jurisdictions will also approve Epidiolex for these indications, nor does it ensure that Epidiolex will be approved by the FDA for any other indication. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing and distribution of pharmaceutical product candidates are subject to extensive regulation by the FDA and the EMA and other regulatory authorities in the U.S. and Europe and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and, outside of the U.S. and Europe we have not yet identified all of the requirements that we will need to satisfy before submitting Epidiolex for approval for other indications or in other jurisdictions. In addition, some jurisdictions, including the U.S. and Europe, may impose further restrictions through designation of our products as controlled substances. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA submission in LGS and Dravet syndrome. In addition, strategic considerations need to be taken into account when determining whether and when to submit Epidiolex for approval in other jurisdictions. If we do not receive marketing approval for Epidiolex for any other indication or from any regulatory agency other than the FDA and the EMA, we will never be able to commercialize Epidiolex for any other indication in the U.S. or Europe or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those approved products.

If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or nonclinical studies or other activities, actions or decisions related to Epidiolex do not meet our or others’ expectations, the market price of our ADSs could decline significantly.

In 2018, we received FDA approval for Epidiolex for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older. In September 2019, we received EC approval of the marketing authorization for Epidyolex. Those approvals subject us to ongoing obligations and continued regulatory review, which may result in significant additional expense. If we do not meet those ongoing obligations, we could be subject to significant penalties, including market withdrawal and/or civil or criminal penalties. Additionally, our other product candidates, if approved, could be subject to labeling and other restrictions and we may be subject to penalties (including market withdrawal) if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

In 2018, we received FDA regulatory approval for Epidiolex for the treatment of seizures associated with LGS and Dravet syndrome in patients two years of age and older. In September 2019, we received EC approval of the marketing authorization for Epidyolex.  We have received Orphan Drug Designation from the FDA for Epidiolex for seizures associated with LGS, Dravet syndrome and TSC. We also received Orphan Designation from the EMA’s COMP for Epidyolex for Dravet syndrome, LGS and TSC, and the COMP reconfirmed the designation for LGS and Dravet syndrome upon the EC’s approval. The FDA and EC’s approvals and other regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. With respect to the FDA’s and EMA’s approvals of Epidiolex, we are subject to certain post-marketing requirements. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approval for Epidiolex and/or other civil or criminal penalties. In addition, with respect to Epidiolex, and any product candidate that the FDA, EMA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices, or GMPs, with Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval, and with Good Laboratory Practices, or GLPs, for any nonclinical studies.

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

The FDA’s and EC’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any of our product candidates or future indications for currently approved products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we could lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Epidiolex has only been studied in a limited number of patients and in limited populations. As we continue our commercial launch, Epidiolex will become available to a much larger number of patients, and we do not know whether the results of Epidiolex use in such larger number of patients will be consistent with the results from our clinical trials.

Epidiolex has been administered only to a limited number of patients and in limited populations in clinical trials. While the FDA and EC granted approval of Epidiolex based on the data included in the NDA and marketing authorization application, and we believe such data to be robust, we do not know whether the results will be consistent with those resulting from administration of the drug to a large number of patients. New data relating to Epidiolex, including from adverse event reports and post-marketing studies in the U.S. and Europe, and from other ongoing clinical trials, may result in changes to the product label and/or imposition of a REMS and may adversely affect sales, or result in withdrawal of Epidiolex from the market. The FDA, EC and regulatory authorities in other jurisdictions may also consider the new data in reviewing Epidiolex marketing applications for indications other than our approved uses in other jurisdictions, or impose additional post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We are dependent on the success of our product candidates, some of which may not receive regulatory approval or be successfully commercialized.

Our success will depend on our ability to successfully commercialize our product pipeline, including commercialization of Epidiolex, nabiximols and our other cannabinoid product candidates. While we have received U.S. and EMA regulatory approval for the use of Epidiolex for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older, we are evaluating Epidiolex for the treatment of other conditions such as TSC. We also continue to develop Epidiolex for additional rare childhood-onset epilepsy disorders including Rett syndrome. Epidiolex may never receive regulatory approval for the treatment of any other indications in the U.S. or elsewhere. Even if completed Phase 3 clinical trials and/or ongoing or future Phase 3 clinical trials show positive results, there can be no assurance that the FDA, EMA or any other regulatory authority will approve Epidiolex for any additional indications or that any other product candidate will receive approval.

Our ability to successfully commercialize Epidiolex, nabiximols and our other product candidates will depend on, among other things, our ability to:

•	successfully complete pre-clinical and other nonclinical studies and clinical trials, including assessment of abuse potential;
•

demonstrate to the FDA, EMA and similar foreign regulatory authorities that the efficacy of Epidiolex, nabiximols or any other product candidates in clinical trials can be attributed to the investigative product and not exclusively to its interaction with concomitant medications. It is possible that FDA may convene an advisory committee of external experts to consider any of our other drug candidates, and the course and outcome of meetings with these advisory committees can be hard to predict;

•	receive regulatory approvals from the FDA, EMA and similar foreign regulatory authorities;
•

produce, through a validated process, in manufacturing facilities inspected and approved by regulatory authorities, including the FDA and EMA, sufficiently large quantities of the product candidate, and the related Botanical Drug Substances, or BDSs, to permit successful commercialization;

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

Our ability to generate revenues ultimately depends on our ability to sell our approved products and secure adequate third-party reimbursement. We currently have limited experience in marketing and selling our products. Our product Sativex is currently approved and sold through marketing partners in a number of countries outside of the U.S. for treatment of MS spasticity. Epidiolex for treatment of LGS and Dravet syndrome in patients two years of age and older is our only product approved for sale in the U.S. and was approved for sale in Europe in September 2019, and we have only had commercialization experience in the U.S. since November 2018, and are only now building the commercial organization in Europe.

The commercial success of Epidiolex and nabiximols depends on a number of factors beyond our control, including the willingness of physicians to prescribe Epidiolex and nabiximols to patients, payers’ willingness and ability to pay for the drug, the level of pricing achieved, patients’ response to Epidiolex and nabiximols and the ability of our marketing partners to generate sales. There can be no guarantee that we will be able to establish or maintain the personnel, systems, arrangements and capabilities necessary to successfully commercialize Epidiolex, nabiximols or any product candidate approved by the FDA and EMA in the future. If we fail to establish or maintain successful marketing, sales and reimbursement capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues may suffer.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Epidiolex may be harmed.

We are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing Epidiolex for the treatment of LGS and Dravet syndrome to physicians. In addition, we must continue to train our sales force to ensure that a consistent and appropriate message about Epidiolex is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of Epidiolex and its proper administration, our efforts to successfully commercialize Epidiolex could be jeopardized, which would negatively impact our ability to generate product revenues.

We have recently grown our business and will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in managing our growth and executing our growth strategy.

Our management and personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. With the FDA and the EMA approvals for Epidiolex and the decision to promote and market in the U.S. and Europe, the product candidates for which we receive marketing approval from the FDA and the EC, we have increased our number of full-time equivalent employees to 901 as of December 31, 2019 primarily because of the build out of our commercial team in the U.S. and Europe and significant ongoing investment in our pipeline. As a result of these activities, the complexity of our business operations has substantially increased, and we may need to further expand certain areas of our organization.

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

In addition, historically, we have utilized and may continue to utilize the services of part-time outside consultants and contractors to perform a number of tasks for us, including tasks related to compliance programs, clinical trial management, regulatory affairs, formulation development and other drug development functions. Our growth strategy may entail expanding our use of consultants and contractors to implement these and other tasks going forward. If we are not able to effectively expand our organization by hiring new employees and expanding our use of consultants and contractors, we may be unable to successfully implement the tasks necessary to effectively execute on our planned research, development, manufacturing and commercialization activities and, accordingly, may not achieve our research, development and commercialization goals.

Our product candidates, if approved, may be unable to achieve the expected market acceptance and, consequently, limit our ability to generate revenue from new products.

Even when product development is successful and regulatory approval has been obtained, our ability to generate sufficient revenue depends on the acceptance of our products by physicians and patients. We cannot assure you that Epidiolex or nabiximols and our other product candidates will achieve the expected level of market acceptance and revenue if and when they obtain the requisite regulatory approvals. The market acceptance of any product depends on a number of factors, including the indication statement and warnings required by regulatory authorities in the product label. Market acceptance can also be influenced by continued demonstration of efficacy and safety in commercial use, physicians’ willingness to prescribe the product, reimbursement from third-party payers such as government health care programs and private third-party payers, the price of the product, the nature of any post-approval risk, management activities mandated by regulatory authorities, competition, and marketing and distribution support. Further, our U.S. distribution depends on the adequate performance of a reimbursement support hub and contracted specialty pharmacies in a closed-distribution network. An ineffective or inefficient U.S. and European distribution model at launch may lead to the inability to fulfill demand, and consequently a loss of revenue. The success and acceptance of a product in one country may be negatively affected by our activities in another. If we fail to adapt our approach to clinical trials in the U.S. market to meet the needs of EMA or other European regulatory authorities, or to generate the health economics and outcomes research data needed to support pricing and reimbursement negotiations in Europe, we may have difficulties obtaining marketing authorization for our products from EMA and may have difficulties obtaining pricing and reimbursement approval for our products at a national level. Any factors preventing or limiting the market acceptance of our products could have a material adverse effect on our business, results of operations and financial condition.

In respect of our product candidates targeting rare indications, relevant regulatory exclusivities such as orphan drug exclusivity or pediatric exclusivity may not be granted or, if granted, may be limited.

The first NDA applicant with an Orphan Drug Designation for a particular active moiety to treat a specific disease or condition that receives FDA approval is usually entitled to a seven-year exclusive marketing period in the U.S. for that drug, for that indication. We rely in part on this orphan drug exclusivity and other regulatory exclusivities to protect Epidiolex and, potentially, our other products and product candidates from competitors, and we expect to continue relying in part on these regulatory exclusivities in the future. As to Epidiolex, the duration of our regulatory exclusivity period could be impacted by a number of factors, including the FDA’s later determination that our request for orphan designation was materially defective, that the manufacturer is unable to supply sufficient quantities of the drug, that the extension of the exclusivity period established by the Improving Regulatory Transparency for New Medical Therapies Act does not apply, or the possibility that we are unable to successfully obtain pediatric exclusivity. There is no assurance that we will successfully obtain Orphan Drug Designation for other product candidates or other rare diseases or that a product candidate for which we receive Orphan Drug Designation will be approved, or that we will be awarded orphan drug exclusivity upon approval as, for example, the FDA may reconsider whether the eligibility criteria for such exclusivity have been met and/or maintained. Moreover, a drug product with an active moiety that is a different cannabinoid from that in our drug candidate or, under limited circumstances, the same drug product, may be approved by the FDA for the same indication during the period of marketing exclusivity. The limited circumstances include a showing that the second drug is clinically superior to the drug with marketing exclusivity through a demonstration of superior safety or efficacy or that it makes a major contribution to patient care. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication before us, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, including whether two drugs are the same drug product, and future challenges could lead to changes that affect the protections potentially afforded our products in ways that are difficult to predict. In a recent successful legal challenge, a court invalidated the FDA’s denial of orphan exclusivity to a drug on the grounds that the drug was not proven to be clinically superior to a previously approved product containing the same ingredient for the same orphan use. In response to the decision, the FDA released a policy statement stating that the court’s decision is limited just to the facts of that particular case and that the FDA will continue to require the sponsor of a designated drug that is the “same” as a previously approved drug to demonstrate that its drug is clinically superior to that drug upon approval in order to be eligible for orphan drug exclusivity, or in some cases, to even be eligible for marketing approval. In the future, there is the potential for additional legal challenges to the FDA’s orphan drug regulations and policies, and it is uncertain how such challenges might affect our business.

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

If the price for Epidiolex, nabiximols or any future approved products decreases or if governmental and other third-party payers do not provide coverage and adequate reimbursement levels, our revenue and prospects for profitability will suffer.

Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Reimbursement systems in international markets vary significantly by country and by region, and reimbursement approvals generally must be obtained on a country-by-country basis. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payers is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower-cost therapeutic alternatives are already available or subsequently become available. Even if we obtain coverage for Epidiolex, nabiximols or other products we may market, the resulting reimbursement payment rates may require co-payments that patients find unacceptably high. Patients may not use Epidiolex or nabiximols if coverage is not provided or reimbursement is inadequate to cover a significant portion of its cost.

In addition, the market for Epidiolex and nabiximols will depend significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers’ provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which Epidiolex or nabiximols is approved.

Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. The current environment is putting pressure on companies to price products below what they may feel is appropriate. Selling Epidiolex and nabiximols at less than an optimized price could impact our revenues and overall success as a company. We do not know if the price we have selected for Epidiolex or nabiximols is the optimized price. In addition, in the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for Epidiolex may differ significantly from payer to payer. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of Epidiolex or nabiximols to each payer separately, with no assurance that coverage will be obtained. If we are unable to obtain coverage of, and adequate payment levels for, Epidiolex, nabiximols or any other products we may market to third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize Epidiolex, nabiximols or any other products we may market, and thereby adversely impact our profitability, results of operations, financial condition and future success.

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

The pharmaceutical industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. Some of these competitors and potential competitors have more experience than we have in the development of pharmaceutical products, including validation procedures and regulatory matters. In addition, Epidiolex and nabiximols compete with, and our product candidates, if successfully developed, will compete with, product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or our collaboration partners have. Zogenix, Inc submitted their NDA for low-dose fenfluramine (Fintepla) in Dravet syndrome in September 2019. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited and Marinus Pharmaceuticals, Inc. are developing therapies for treating Developmental and Epileptic Encephalopathies (includes Dravet and LGS). Biocodex received regulatory approval from the FDA for the drug Stiripentol (Diacomit) for the treatment of Dravet syndrome in September 2018. Other companies, including those with greater resources than us may announce similar plans in the future. In addition, there are non-FDA approved CBD preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

Product shipment delays could have a material adverse effect on our business, results of operations and financial condition.

The shipment, import and export of Epidiolex, nabiximols and our other product candidates require import and export licenses. In the U.S., the FDA, U.S. Customs and Border Protection and the DEA, and in the U.K., the Home Office, and in other countries, similar regulatory authorities regulate the import and export of pharmaceutical products that contain controlled substances, including Epidiolex, nabiximols and our other product candidates. Specifically, the import and export process requires the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of Epidiolex, nabiximols and our product candidates may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in a partial or total loss of revenue from one or more shipments of Epidiolex, nabiximols or our other product candidates. A partial or total loss of revenue from one or more shipments of Epidiolex, nabiximols or our other product candidates could have a material adverse effect on our business, results of operations and financial condition.

Problems in our manufacturing process, failure to comply with manufacturing regulations or unexpected increases in our manufacturing costs could harm our business, results of operations and financial condition.

We are responsible for the manufacture and supply of nabiximols to our collaboration partners and for the manufacture and supply of Epidiolex, nabiximols and other product candidates for commercial use and for use in clinical trials. The manufacturing of Epidiolex, nabiximols and our product candidates necessitates compliance with GMP and other regulatory requirements in jurisdictions internationally. Our ability to successfully manufacture Epidiolex, nabiximols and other product candidates involves cultivation of botanical raw material from specific cannabinoid plants, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features, under tightly controlled processes and procedures. For Epidiolex, nabiximols and our product candidates, production also requires the cultivation of cannabinoid plants under highly controlled and standardized conditions. In addition, we must ensure chemical consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We must also ensure that our batches conform to complex release specifications. For each step in the manufacturing process for nabiximols, we are currently reliant on single manufacturing facilities and no back-up facilities are yet in place. We have a second site at which we can grow the specific cannabinoid plants that produce the CBD used in Epidiolex, a second site at which we can extract CBD from botanical raw material and a second site at which we can crystallize the purified CBD from the liquid plant extract, but we are currently reliant on a single manufacturing facility, and no back-up facilities are yet in place, for the other steps in the Epidiolex production process. Because nabiximols is a complex mixture manufactured from plant materials, and because the release specifications may not be identical in all countries, certain batches may fail release testing and not be able to be commercialized. A number of our product candidates (excluding Epidiolex) also consist of a complex mixture manufactured from plant materials, and are therefore subject to a similar risk. If we are unable to manufacture Epidiolex, nabiximols or other product candidates in accordance with regulatory specifications, including GMP, or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet current demand or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize Epidiolex, nabiximols and our product candidates on a timely or cost-competitive basis, if at all. We have an on-going program for expanding and upgrading parts of our growing and manufacturing facilities and we are working with a number of contract manufacturing partners. This has allowed us to implement a manufacturing program that we believe includes a sufficient number of growing and manufacturing sites that should provide sufficient quantities to meet initial demand, and meet the FDA’s and EMA’s stringent requirements for demonstrating equivalence of the scaled-up manufacturing process. This program requires significant time and resources and may not be successful. We are in the final stages of significantly expanding our growing facilities to meet potential peak demand for Epidiolex, including working with several new contractor manufacturers and adopting new methods in order to handle and process bulk quantities of botanical raw material. We are planning to increase the scale at which we manufacture Epidiolex over the next few years in order to meet potential peak demand for Epidiolex, including working with several new contractors and, potentially, adopting new processes. These activities may be unsuccessful, may lead to delays, interruptions to supply or may prove to be more costly than anticipated.

We may fail to expand our growing and manufacturing capability in time to meet market demand for our products and product candidates, and the FDA and EMA may refuse to accept our facilities or those of our contract manufactures as being suitable for the production of our products and product candidates. Any problems in our growing or manufacturing process could have a material adverse effect on our business, results of operations and financial condition.

In addition, before we can begin commercial manufacture of any product candidates for sale in the U.S. or in Europe, we must obtain FDA and EMA regulatory approval for the product, which requires a successful FDA and EMA inspection of our manufacturing facilities and those of our contract manufacturers, processes and quality systems in addition to other product-related approvals. Although we successfully navigated this pre-approval inspection process as it relates to Epidiolex in the U.S. and in Europe, pharmaceutical manufacturing facilities are continuously subject to post-approval inspection by the FDA, EMA and foreign regulatory authorities. Due to the complexity of the processes used to manufacture our product candidates, we may be unable to initially or continue to pass federal, state or international regulatory inspections in a cost-effective manner. If we are unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of any approved products, total or partial suspension of production and/or enforcement actions, including injunctions, and criminal or civil prosecution. These possible sanctions would adversely affect our business, results of operations and financial condition.

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

Epidiolex, nabiximols and our product candidates are manufactured and distributed using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture of our products, subjects us to production risks. While product batches released for use in clinical trials or for commercialization undergo sample testing, some defects may only be identified following product release. Some of our products must be stored and transported at temperatures within a certain range, which is known as “strict cold chain” storage and transportation. The occurrence or suspected occurrence of production and distribution difficulties can lead to lost inventories, and in some cases product recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays, substantial expense, lost sales and delays of new product launches.

Epidiolex, nabiximols and our product candidates contain controlled substances, the use of which may generate public controversy.

Since Epidiolex, nabiximols and our other product candidates contain controlled substances, their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, Epidiolex, nabiximols and our product candidates. These pressures could also limit or restrict the introduction and marketing of Epidiolex, nabiximols and our product candidates. Adverse publicity from cannabis misuse or adverse side effects from cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable by Epidiolex, nabiximols and our product candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

Business interruptions could delay us in the process of developing our product candidates and could disrupt our product sales.

Loss of our manufacturing facilities, our growing facilities, stored inventory or laboratory facilities through fire, theft or other causes, or loss of our botanical raw material due to pathogenic infection or other causes, could have an adverse effect on our ability to meet demand for Epidiolex or nabiximols or to continue product development activities and to conduct our business. Failure to supply our partners with commercial product may lead to adverse consequences, including the right of partners to take over responsibility for product supply. We currently have insurance coverage to compensate us for such business interruptions; however, such coverage may prove insufficient to fully compensate us for the damage to our business resulting from any significant property or casualty loss to our inventory or facilities.

We have significant and increasing liquidity needs and may require additional funding.

Our operations have consumed substantial amounts of cash since inception. For the year ended December 31, 2019, we reported a net operating cash outflow of $123.5 million and a net cash inflow from investing activities of $61.6 million.

Research and development, sales, general and administrative expenses and cash used for operations will continue to be significant and may increase substantially in the future in connection with new research and development initiatives and continued product commercialization efforts. We may need to raise additional capital to fund our operations, continue to conduct clinical trials to support potential regulatory approval of marketing applications and to fund commercialization of our products.

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

While we expect to fund our future capital requirements from a number of sources including existing cash balances, future cash flows from operations and the proceeds from further public offerings, we cannot assure you that any of these funding sources will be available to us on favorable terms, or at all. Further, even if we can raise funds from all of the above sources, the amounts raised may not be sufficient to meet our future capital requirements.

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

Although we have never had any product liability claims or lawsuits brought against us, we face potential product liability exposure related to the testing of our product candidates in human clinical trials, and we currently face exposure to claims in jurisdictions where we currently or potentially market and distribute our products. We may face exposure to claims by an even greater number of persons as we market and distribute our products commercially in the U.S., Europe and elsewhere. Now, and in the future, an individual may bring a liability claim against us alleging that Epidiolex, Sativex or one of our product candidates caused an injury. While we continue to take what we believe are appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects. Although we have purchased insurance to cover product liability lawsuits, if we cannot successfully defend ourselves against product liability claims, or if such insurance coverage is inadequate, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Counterfeiting activities and the presence of counterfeit products in a number of markets and over the Internet continue to be a challenge for maintaining a safe drug supply for the pharmaceutical industry. Counterfeit products are frequently unsafe or ineffective and can be life-threatening. To distributors and users, counterfeit products may be visually indistinguishable from the authentic version. Reports of adverse reactions to counterfeit drugs along with increased levels of counterfeiting could be mistakenly attributed to the authentic product, affect patient confidence in the authentic product and harm the business of companies such as ours. If our products were to be the subject of counterfeits, we could incur reputational and financial harm.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA or EMA regulations, provide accurate information to the FDA or EMA, comply with applicable manufacturing standards, comply with other foreign, federal and state laws and regulations, report information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information, including information obtained in the course of clinical trials, or illegal appropriation of drug product, which could result in government investigations and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent these prohibited activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

If we are unable to use net operating loss carry-forwards and certain built-in losses to reduce future tax payments, or benefit from favorable tax legislation, our business, results of operations and financial condition may be adversely affected.

As a U.K. resident trading company, we are predominantly subject to U.K. corporate taxation. At December 31, 2019, we had cumulative carry-forward tax losses of $626.0 million, available to offset against future profits (subject to the restrictions on the use of such losses described below). The majority of these tax loss attributes have not been recognized on our balance sheet at December 31, 2019. It should be noted, however, that the use of carry-forward losses is restricted such that they are not available for offset against more than 50% of taxable profits in any accounting period (subject to a £5 million annual allowance). Additionally, as we carry out extensive research and development activities in the U.K., we benefit from the U.K. research and development tax credit regime. We have benefitted from the U.K. research and development tax credit regime for small and medium-sized companies, whereby our principal research subsidiary, GW Research Ltd, was able to surrender a portion of available losses that arise from research and development activity for a refundable credit of up to approximately 33.4% of the eligible research and development expenditure. However, due to the increase in the size of our employee workforce in the U.K. and our annual turnover we are now subject to the U.K. research and development tax credit regime for large companies. Beginning October 1, 2017, GW Research Ltd is able to claim a refundable research and development expenditure credit, but that credit is payable at a lower effective rate of approximately 9.7%. We may also benefit in the future from the U.K.’s “patent box” regime, which would allow certain profits attributable to revenue from patented products to be taxed at a lower rate of 10%. When taken in combination with our available carry-forward tax losses and the enhanced relief available on our research and development expenditure, we expect that this may result in a long-term low rate of corporation tax. If, however, we are unable to generate sufficient future taxable profits, or for any reason to utilize our carry-forward losses (as currently restricted), or there are unexpected adverse changes to the U.K. research and development tax credit regime or “patent box” regime, or we are unable to qualify for such advantageous tax legislation, our business, results of operations and financial condition may be adversely affected.

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

Our ability to commercialize our future products successfully, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the products will be available from government and health administration authorities, private health insurers and other third-party payers. The continuing efforts of the U.S., European, and foreign governments, insurance companies, managed care organizations and other payers for health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

Specifically, in both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. For example, certain states in the U.S. are proposing legislation mandating publicly funded health program coverage of medical cannabis. In addition, the 2010 Affordable Care Act, or the ACA, substantially changed the way healthcare is financed by both governmental and private insurers. Both Congress and the U.S. President have already taken some actions that are intended to limit significantly the ACA, and we expect efforts to further modify or repeal the ACA to continue. The success and potential effects of these efforts to repeal or modify the ACA are not clear.

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

The United Kingdom’s withdrawal from the European Union could lead to increased market volatility, which could adversely impact the market price of our ADSs and make it more difficult for us to do business in Europe or have other adverse effects on our business.

The United Kingdom officially left the European Union as a member state on January 31, 2020 and now has third country status. There now follows a transitional period during which the U.K. and the EU will attempt to conclude a free trade agreement (the “Transitional Period”). During the Transitional Period, the U.K. will abide by all EU laws and regulations. In the event that the U.K. and the EU cannot agree to the terms of such a free trade agreement, the Transitional Period will end on the December 31, 2020 unless an extension to this date is agreed. In the event that no free trade agreement is reached by the end of 2020, it is likely that cross-border trade between the United Kingdom and the EU will revert to world trade organization terms. Our distribution model in the EU with the marketing authorization and a hub in the Netherlands has been designed to mitigate the impact of this on our business as much as possible.  In addition, if no free trade agreement can be reached and the United Kingdom leaves the European Union with no free trade agreement, there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as on the regulatory process in Europe. As a result of this uncertainty, financial markets could experience volatility which could adversely affect the market price of our ADSs. We may also face new regulatory costs and challenges that could have a material adverse effect on our operations. In this regard, the EMA has already issued a notice reminding marketing authorization holders of centrally authorized medicinal products for human and veterinary use of certain legal requirements that need to be considered as part of Brexit, such as the requirement for the marketing authorization holder of a product centrally approved by the European Commission to be established in the European Union, and the requirement for some activities relating to centrally approved products, such as batch release and pharmacovigilance, to be performed in the European Union. As a result of the foregoing developments, and in the absence of any clear indication that any agreed form of a free trade agreement will contain a contrary requirement, we have taken steps to establish a network of subsidiary undertakings in the major European markets and have established pharmacovigilance and batch release operations in the European Union. Depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult. In addition, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue it could cause volatility in our financial results.

Risks Related to Development and Regulatory Approval of Epidiolex, Nabiximols and Our Product Candidates

Clinical trials for our product candidates are expensive, time-consuming, uncertain and susceptible to change, delay or termination. The results of clinical trials are open to differing interpretations.

Clinical trials are expensive, time consuming and difficult to design and implement. Regulatory agencies may analyze or interpret the results differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of our product candidates are expected to continue for several years and may take significantly longer to complete. In addition, we, the FDA, EMA, or other regulatory authorities, including state and local authorities, or an Institutional Review Board, or IRB, with respect to a trial at its institution, may suspend, delay or terminate our clinical trials at any time, require us to conduct additional clinical trials, require a particular clinical trial to continue for a longer duration than originally planned, require a change to our development plans such that we conduct clinical trials for a product candidate in a different order, e.g., in a step-wise fashion rather than running two trials of the same product candidate in parallel, or the DEA could suspend or terminate the registrations and quota allotments we require in order to procure and handle controlled substances, for various reasons, including:

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

We are subject to extensive regulation by U.S. federal and state and foreign governments in each of the markets where we currently sell or plan to sell Epidiolex and nabiximols, as applicable, or in markets where we have product candidates progressing through the approval process.

We must also adhere to all regulatory requirements including FDA’s Good Laboratory Practice, Good Clinical Practice, and Current Good Manufacturing Practices requirements, or cGMP, pharmacovigilance requirements, advertising and promotion restrictions, reporting and recordkeeping requirements, and their European equivalents. If we or our suppliers fail to comply with applicable regulations, including FDA pre-or post-approval cGMP requirements, then the FDA or other foreign regulatory authorities could sanction us. Even if a drug is FDA-approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing trials. Epidiolex, and any of our product candidates that may be approved in the U.S. in the future, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, import, export, advertising, promotion, sampling, recordkeeping and submission of safety and other post-market information, including both federal and state requirements in the U.S. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to GMP. As such, we and our contract manufacturers (in the event contract manufacturers are appointed in the future) are subject to continual review and periodic inspections to assess compliance with GMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label.

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

Many states have adopted laws similar to the federal anti-kickback statute, some of which apply to the referral of patients for health care services reimbursed by any source, not just governmental payers. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

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

Our ability to research, develop and commercialize Epidiolex, nabiximols and our product candidates is dependent on our ability to maintain licenses relating to the cultivation, possession and supply of controlled substances.

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

If Epidiolex, nabiximols or any of our product candidates prior to or after any approval for commercial sale, cause serious or unexpected side effects, or are associated with other safety risks such as misuse, abuse or diversion, a number of potentially significant negative consequences could result, including:

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

Risks Related to Our Reliance Upon Third Parties

Our existing collaboration arrangements and any that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize Epidiolex, nabiximols and our product candidates.

We are a party to, and may seek additional, collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of Epidiolex, nabiximols and our product candidates. We may, with respect to our product candidates, enter into new arrangements on a selective basis depending on the merits of retaining commercialization rights for ourselves as compared to entering into selective collaboration arrangements with leading pharmaceutical or biotechnology companies for each product candidate, both in the U.S. and internationally. To the extent that we decide to enter into collaboration agreements, we will face significant competition in seeking appropriate collaborators and the terms of any collaboration or other arrangements that we may establish may not be favorable to us.

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

We depend on a limited number of suppliers for materials and components required to manufacture Epidiolex, nabiximols and our product candidates. The loss of these suppliers, or their failure to supply us on a timely basis, could cause delays in our current and future capacity and adversely affect our business.

We depend on a limited number of suppliers for the materials and components required to manufacture Epidiolex, nabiximols and our product candidates. As a result, we may not be able to obtain sufficient quantities of critical materials and components in the future. A delay or interruption by our suppliers may also harm our business, results of operations and financial condition. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify for and, in some cases, obtain regulatory approval for a new supplier could result in additional costs, diversion of resources or reduced manufacturing yields, any of which would negatively impact our operating results. Our dependence on single-source suppliers exposes us to numerous risks, including the following: our suppliers may cease or reduce production or deliveries, raise prices or renegotiate terms; our suppliers may become insolvent or cease trading; we may be unable to locate a suitable replacement supplier on acceptable terms or on a timely basis, or at all; and delays caused by supply issues may harm our reputation, frustrate our customers and cause them to turn to our competitors for future needs.

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

Risks Related to Our Intellectual Property

We may not be able to adequately protect Epidiolex, nabiximols, our product candidates or our proprietary technology in the marketplace.

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We rely upon a combination of patents, plant variety rights, trade secret protection (i.e., know-how), and confidentiality agreements to protect the intellectual property of Epidiolex, nabiximols and our product candidates. The strengths of patents in the pharmaceutical field involve complex legal and scientific questions, and can be uncertain. Where appropriate, we seek patent protection for certain aspects of our products and technology. However, patent protection for naturally occurring compounds is exceedingly difficult to obtain, defend and enforce. Filing, prosecuting and defending patents throughout the world would be prohibitively expensive, so our policy is to look to patent technologies with commercial potential in jurisdictions with significant commercial opportunities. However, patent protection may not be available for some of the products or technology we are developing. If we must spend significant time and money protecting, defending or enforcing our patents, designing around patents held by others or licensing, potentially for large fees, patents or other proprietary rights held by others, our business, results of operations and financial condition may be harmed. We may not develop additional proprietary products that are patentable.

The patent positions of pharmaceutical products are complex and uncertain. The scope and extent of patent protection for Epidiolex, nabiximols and our product candidates are particularly uncertain. To date, our principal product candidates, including Epidiolex and nabiximols, have been based on specific formulations of certain previously known cannabinoids found in nature in the cannabis sativa plant. While we have sought patent protection, where appropriate, directed to, among other things, composition-of-matter for our specific formulations, their methods of use, and methods of manufacture, we do not have and will not be able to obtain composition of matter protection on these previously known cannabinoids per se. We anticipate that the products we develop in the future will continue to include or be based on the same or other naturally occurring compounds, as well as synthetic compounds we may discover. Although we have sought and expect to continue to seek patent protection for our product candidates, their methods of use, and methods of manufacture, any or all of them may not be subject to effective patent protection. For example, we are unable to obtain composition of matter patent protection for CBD, the active ingredient in Epidiolex, as it is a naturally occurring compound. If any of our products is approved and marketed for an indication for which we do not have an issued patent, our ability to use our patents to prevent a competitor from commercializing a non-branded version of our commercial products for that non-patented indication could be significantly impaired or even eliminated.

Publication of information related to Epidiolex, nabiximols and our product candidates by us or others may prevent us from obtaining or enforcing patents relating to these products and product candidates. Furthermore, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, any of our issued patents may be opposed and/or declared invalid or unenforceable. Two of our recently issued European patents, including our European patent claiming the use of CBD in the treatment of partial seizures, have received a notice of opposition, which may result in claims in these patents being narrowed or cancelled such that the scope of the opposed patent may not be as broad, or the opposed patent may be revoked in its entirety. In one of the opposition proceedings, the opponent failed to show the patent invalid. The other opposition proceeding relating to CBD in the treatment of partial seizures resulted in an initial decision that is under appeal. One of our U.S. patents was involved in an Inter Partes Review proceeding before the USPTO that resulted in invalidation of certain but not all claims of that patent. If we fail to adequately protect our intellectual property, we may face competition from companies who attempt to create a generic product to compete with Epidiolex or Sativex. We may also face competition from companies who develop a substantially similar product to Epidiolex, Sativex or one of our other product candidates that is not covered by any of our patents.

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

Risks Related to Controlled Substances

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell Epidiolex, nabiximols and our product candidates.

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining regulatory approval for Epidiolex, nabiximols and our other products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit Epidiolex, nabiximols or our other products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market Epidiolex, nabiximols and our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

Epidiolex is and the product candidates we are developing will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Epidiolex, nabiximols and our product candidates we are developing contain controlled substances as defined in the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

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

Manufacture in the U.S. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the U.S., our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of Epidiolex and nabiximols, cannabis and the BDSs comprising the active ingredient in the final dosage form are currently Schedule I controlled substances and would be subject to such quotas as these substances could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredients in our products may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

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

There is a substantial amount of change occurring in the U.S. regarding the use of medical and recreational marijuana products. While federal law prohibits the sale and distribution of most marijuana products not approved or authorized by the FDA, at least 33 jurisdictions and the District of Columbia have enacted state laws to enable possession and use of marijuana for medical purposes, and at least ten jurisdictions for recreational purposes. Under the U.S. Farm Bill, enacted in late 2018, certain extracts and other material derived from certain marijuana plants are now descheduled from the CSA. Although the marketing of such products as a food, dietary supplement, or for medical purposes remains subject to FDA requirements and is not currently permitted, the FDA continues to evaluate regulatory pathways to permit CBD in conventional foods and dietary supplements.  In addition, Congress held a hearing in January 2020 on several reform proposals that could result in broader legalization of marijuana products. Although our business is quite distinct from that of unapproved marijuana and dietary supplement companies, future legislation or FDA action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved marijuana products could affect our business.

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

•

natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, actual or threatened public health emergencies and outbreak of disease (including for example, the recent coronavirus outbreak), boycotts, adoption or expansion of government trade restrictions, and other business restrictions;

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

As of December 31, 2019, Capital Research Global Investors, a division of Capital Research and Management Company, held approximately 11.7% of our issued share capital, accounting for approximately 11.7% of the voting rights of the Company, and Capital World Investors, also a division of Capital Research and Management Company, held approximately 3.5% of our issued share capital, accounting for approximately 3.5% of the voting rights of the Company. An aggregate of 15.2% of our issued share capital, accounting for approximately 15.2% of the voting rights of the Company, is collectively held by these Capital Research and Management Company divisions. To the extent these divisions of Capital Research and Management Company continue to collectively hold a large percentage of our share capital and voting rights, they will remain in a position to exert greater influence in the appointment of our directors and officers and in other corporate actions that require shareholders’ approval.

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

The U.K. City Code on Takeovers and Mergers, or the Takeover Code, which is issued and administered by the U.K. Panel on Takeovers and Mergers, of the Takeover Panel, provides a framework within which takeovers of companies subject to it are conducted, including, in particular, certain rules in respect of mandatory offers. In March 2018, the Takeover Panel confirmed that, based on our current circumstances, we are not subject to the Takeover Code. As a result, our shareholders are not entitled to the benefit of certain takeover offer protections provided under the Takeover Code. We believe that this position is unlikely to change at any time in the near future but, in accordance with good practice, we will review the situation on a regular basis and consult with the Takeover Panel if there is any change in our circumstances on this subject.

We may be classified as a passive foreign investment company, or PFIC, in any taxable year and U.S. holders of our ADSs could be subject to adverse U.S. federal income tax consequences.

The rules governing PFICs can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, we do not believe that we were classified as a PFIC for U.S. federal income tax purposes for the taxable year ending December 31, 2019. There can be no assurance, however, that we will not be considered to be a PFIC for this taxable year or any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question and is determined annually.

If we are a PFIC, U.S. holders of our ADSs would be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. holder of our ADSs may be able to mitigate some of the adverse U.S. federal income tax consequences described above with respect to owning ADSs if we are classified as a PFIC, provided that such U.S. investor is eligible to make, and validly makes, a “mark-to-market” election. In certain circumstances a U.S. holder can make a “qualified electing fund” election to mitigate some of the adverse tax consequences described with respect to an ownership interest in a PFIC by including in income its share of the PFIC’s income on a current basis. However, we do not currently intend to prepare or provide the information that would enable a U.S. holder to make a qualified electing fund election.

Investors should consult their own tax advisors regarding all aspects of the application of the PFIC rules to our ordinary shares.

Item 1B.  Unresolved Staff Comments

There are no written comments from the staff of the SEC which remain unresolved before the end of the fiscal year to which the Annual Report relates.

Item 2.  Properties

Our operations are conducted in leased facilities located in the United Kingdom and the United States. In addition to our leased administrative, research and manufacturing facilities, we also have dedicated growing facilities operated by contract partners. The following table provides a summary of our significant properties as of December 31, 2019:

			Lease /
			Contract
Type	Location	Size (sq. ft.)	Expiration
Administrative office	London, United Kingdom	6,950	2028
Administrative office	Cambridge, United Kingdom	16,036	2021-2023
Administrative office	Carlsbad, United States	62,714	2023-2025
Research and manufacturing	Southern United Kingdom	138,547	2022-2033
Growing facility	Eastern United Kingdom	1,960,000	2021
Growing facility	Northern United Kingdom	914,760	2020
Growing facility	Southern United Kingdom	328,837	2020-2028

We believe that our office, research and manufacturing facilities are sufficient to meet our current needs. We are not aware of any environmental issues that may affect our utilization of our property.

Item 3.  Legal Proceedings

As of December 31, 2019, we were not a party to any material legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our ordinary shares, par value £0.001 per share, are not publicly traded. Our American Depositary Shares (ADSs) each represent twelve ordinary shares of GW Pharmaceuticals plc. An ADS may be evidenced by an American Depositary Receipt (ADR) issued by Citibank., N.A. as depositary, and is listed on the Nasdaq Global Market under the symbol “GWPH” since May 1, 2013.

Prior to that date, there was no public trading market for our ADSs. Our ordinary shares were traded on the Alternative Investment Market, or AIM, a market operated by London Stock Exchange plc, under the symbol GWP between June 28, 2001 and December 5, 2016.

Holders of Ordinary Shares and ADSs

As of December 31, 2019, there were approximately 1,001 holders of record of our ordinary shares and 380 holders of record of our ADSs. The closing sale price per ADS on the Nasdaq Global Market on February 21, 2020 was $125.69.

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

Performance Graph

The following graph shows the cumulative total shareholder return of an investment of $100 in cash at market close over the five-year period ending December 31, 2019 for (1) our ADSs, (2) the Nasdaq Biotechnology Index and (3) the Nasdaq Composite Index (U.S.).

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the U.S. Securities Act of 1933, as amended (Securities Act) or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2019.

Item 6.  Selected Financial Data

The following table sets forth our consolidated financial data. The selected consolidated financial data as of December 31, 2019 and 2018 and for the year ended December 31, 2019, three months ended December 31, 2018, and years ended September 30, 2018 and 2017, presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2019	2018	2018	2017	2016
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$310,331	$6,617	$10,469	$7,957	$7,317
Other revenue	1,001	37	2,268	672	5,413
Total revenues	311,332	$6,654	12,737	8,629	12,730
Operating expenses:
Cost of product sales	27,199	1,829	5,986	4,521	3,820
Research and development	142,678	29,086	153,736	112,249	104,375
Selling, general and administrative	259,880	49,083	141,818	58,020	33,188
Total operating expenses	429,757	79,998	301,540	174,790	141,383
Loss from operations	(118,425)	(73,344)	(288,803)	(166,161)	(128,653)
Interest income	8,464	2,449	3,645	2,063	611
Interest expense	(1,087)	(295)	(1,249)	(951)	(244)
Other income	104,117	—	—	—	—
Foreign exchange (loss) gain	(2,272)	(982)	(4,963)	(6,442)	35,897
Loss before income taxes	(9,203)	(72,172)	(291,370)	(171,491)	(92,389)
Income tax (benefit) expense	(184)	(266)	3,797	(1,032)	(693)
Net loss	$(9,019)	$(71,906)	$(295,167)	$(170,459)	$(91,696)
Net loss per common share, basic and diluted	$(0.02)	$(0.20)	$(0.88)	$(0.56)	$(0.34)
Weighted average common shares outstanding, basic and diluted	371,580	366,458	333,936	305,826	272,165

	December 31,		September 30,
	2019	2018	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$536,933	$591,497	$354,913	$322,154	$483,445
Working capital	582,075	580,406	332,042	319,673	480,742
Total assets	882,249	756,068	490,535	442,922	583,315
Total liabilities	156,215	81,988	75,376	62,099	57,642
Total stockholders’ equity	726,034	674,080	415,159	380,823	525,673

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

We are a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary cannabinoid product platform in a broad range of disease areas. In over 20 years of operations, we have established a world leading position in the science, development and commercialization of plant-derived cannabinoid therapeutics through our proven drug discovery and development processes, our intellectual property portfolio, regulatory, manufacturing, and commercial expertise.

Our lead cannabinoid product is Epidiolex, a pharmaceutical formulation of cannabidiol for which we retain global commercial rights. Epidiolex is approved in the United States for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS) and Dravet syndrome, in patients two years of age and older. LGS and Dravet syndrome are severe childhood-onset, drug-resistant epilepsy syndromes. We launched Epidiolex in the United States in November 2018. In September 2019, we received approval from the European Commission for Epidyolex (the trade name in Europe for Epidiolex) for use as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. We have launched Epidyolex in Germany and the U.K. and are planning launches in France, Italy and Spain during 2020.

We continue to develop Epidiolex for additional indications. In May 2019, we announced positive results from a Phase 3 trial in the use of Epidiolex to treat seizures associated with Tuberous Sclerosis Complex, or TSC, a rare genetic disorder that causes non-malignant tumors to form in many different organs that affects approximately 50,000 individuals in the United States and one million worldwide. On February 3, 2020, we announced that we had submitted a supplemental New Drug Application to the U.S. Food and Drug Administration, or FDA, to expand the Epidiolex label to include the treatment of seizures associated with TSC. We expect to file for supplemental approval for the TSC indication in Europe in the first quarter of 2020. We have received Orphan Drug Designation from the FDA and the Committee for Orphan Medical Products for TSC (we previously received the same designations for Dravet syndrome and LGS).

We have begun recruiting patients for a pivotal trial of Epidiolex in the treatment of Rett syndrome, a rare, non-inherited neurodevelopmental disorder affecting approximately one in 10,000 to 15,000 live female births. This trial focuses on the behavioral abnormalities associated with the disorder.

We have a deep pipeline of additional cannabinoid product candidates that includes compounds in Phase 1, Phase 2, and Phase 3 trials.  Our most advanced pipeline asset is nabiximols, for which we expect to commence a pivotal clinical program in the first half of 2020 in the treatment of spasticity due to multiple sclerosis. We anticipate commercializing nabiximols in the U.S. using our in-house commercial organization. Nabiximols is already approved in over 25 countries outside the United States for the treatment of spasticity due to multiple sclerosis under the brand name Sativex.  We are advancing plans to commence clinical programs for nabiximols in 2020 in spasticity due to spinal cord injury and post-traumatic stress disorder.

In addition to nabiximols, our pipeline includes cannabinoid product candidates for schizophrenia, autism spectrum disorder, and Neonatal Hypoxic Ischemic Encephalopathy.

Change of Fiscal Year

We changed our fiscal year end to December 31 from September 30, effective December 31, 2018. This annual report is for the year ended December 31, 2019.

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

Revenue recognition

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only applies the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue for our product sales has not been adjusted for the effects of a financing component as we expect, at contract inception, that the period between when we transfer control of the product and when we receive payment will be one year or less. Product shipping and handling costs are included in cost of product sales.

Epidiolex

Epidiolex was approved by the FDA in June 2018. That approval became effective when the United States Drug Enforcement Agency (DEA) took action to change the classification of Epidiolex from a Schedule I controlled substance to a Schedule V controlled substance, thereby allowing Epidiolex to be prescribed and distributed in the United States. On November 1, 2018, we launched sales of Epidiolex to specialty pharmacies (SPs) and specialty distributors (SDs). We recognize revenue from product sales upon receipt of product at the SPs and SDs, the date at which the control is transferred, net of the following allowances which are reflected either as a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:

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

Product Returns: Consistent with industry practice, we offer the SPs and SDs limited product return rights for damages, shipment errors, and expiring product, provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient. As we receive inventory reports from the SPs and SDs and have the ability to control the amount of product that is sold to the SPs and SDs, we are able to make a reasonable estimate of future potential product returns based on this on-hand channel inventory data and sell-through data obtained from the SPs and SDs. In arriving at its estimate, we also considers historical product returns, the underlying product demand, and industry data specific to the specialty pharmaceutical distribution industry.

On September 23, 2019, we announced that the European Commission approved the marketing authorization for Epidyolex (the trade name in Europe for Epidiolex) for use as adjunctive therapy of seizures associated with Lennox‑Gastaut syndrome, or LGS, or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. We recognize revenue from product sales in Europe upon delivery of the product, which is the point at which control of the goods is transferred to the customer. We recognize revenue net of standard discounts and allowances, which are reflected as accrued liabilities.

We also sell Epidiolex in certain markets outside of the United States under early access programs that enable patients to receive the product prior to regulatory approval. Revenue under early access programs is generally recognized when the product is delivered.

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

The Sativex license agreements contain provisions for us to earn future variable consideration in the form of regulatory milestone payments, sales-based milestone payments, and royalty payments. We have no further performance obligations related to the regulatory milestone payments and these amounts will be recognized in accordance with Topic 606 when receipt of these payments becomes probable and there is no significant risk of revenue reversal. Revenue related to the sales-based milestone payments and product royalty payments are subject to the sales-based royalty exception under Topic 606 and will be recognized when the underlying sales are made.

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

Our inventory production process includes the cultivation of botanical raw material. Because of the duration of the cultivation process, a substantial portion of our inventory will not be sold within one year. Consistent with the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset.

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

U.K. Research and Development (R&D) Tax and Expenditure Credits

Prior to September 30, 2017, we benefited from the U.K. Small and Medium-sized Enterprise R&D Tax Credit scheme, or the SME scheme, under which we were able to obtain a refundable credit of up to 33.4% of eligible research and development expenses incurred by our U.K. domiciled entities. Eligible expenses generally include employment costs for research staff, consumables and certain internal overhead costs incurred as part of research projects. Additionally, subcontracted research expenses are eligible for a cash rebate of up to approximately 21.68%. Due to the increase in the size of our employee workforce in the U.K. and our annual net revenues, beginning in October 1, 2017 we are subject to the U.K. R&D Expenditure Credit scheme, or the RDEC scheme, available to larger companies, which has a significantly lower credit than the SME scheme. The majority of our pipeline research, clinical trials management and the Epidiolex and Sativex chemistry and manufacturing controls development activities, which are generally carried out by a subsidiary in the U.K., are eligible for inclusion under the SME and RDEC schemes. Reimbursable credits accrued under these schemes reduce our research and development expense in the period that the qualifying expenses are incurred.

We estimate a benefit under the RDEC scheme of $4.0 million for the year ended December 31, 2019, $0.8 million for the three months ended December 31, 2018, and a $4.3 million benefit for the year ended September 30, 2018. We develop estimates at each reporting date for the amount of the reimbursable research and development tax and expense credits and ultimately make reimbursement claims from Her Majesty’s Revenue and Customs, or HMRC, as part of the annual U.K. tax return. Such claims are complex and require management to interpret and apply U.K. research and development tax legislation to our specific circumstances which requires the use of certain assumptions in estimating the portion of current year research costs that are eligible for the claim. If actual reimbursements differ from our estimates, adjustments to prior period accruals would affect the amount of research and development expense in the period of the adjustment.

Deferred Income Taxes

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates. As of December 31, 2019, we have deferred tax assets of $134.2 million, offset by deferred tax liabilities of $1.6 million and a valuation allowance of $114.5 million.

A valuation allowance is provided when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Future realization of the tax benefit of a deferred tax asset depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward period available under the tax law. We consider the following possible sources of taxable income when assessing whether there is sufficient taxable income to realize a tax benefit for deductible temporary differences and carryforwards:

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

We have generated losses in the United Kingdom since inception and expect to generate tax losses next year and therefore the deferred tax assets arising in the United Kingdom do not meet the more-likely-than-not of being realized threshold. Accordingly, there continues to be a full valuation allowance against deferred taxes in the U.K.

Our U.S. subsidiary, Greenwich Biosciences, Inc., is currently profitable and incurs a U.S. tax liability on taxable profits earned in the United States. Due to the commercialization of Epidiolex in the United States and income related to service agreements between our U.S. and U.K. operating subsidiaries, our U.S. subsidiary is forecast to continue to generate taxable income in future periods. In determining whether the deferred tax asset is more-likely-than-not of being realized, we have taken into account the history of taxable profits, the forecast of future taxable income, including whether future originating temporary deductible differences are likely to be realized, and the reversal of temporary taxable deductions. We have determined that the deferred tax for Greenwich Biosciences, Inc. is more-likely-than-not to be realized and therefore have no valuation allowance against the U.S. deferred tax balances.

Forecasting U.S. taxable income is by nature subject to known and unknown risks, uncertainties, assumptions and other factors that could negatively impact our ability to realize the value of our deferred tax assets. These risks include our ability to successfully grow our product sales of Epidiolex in the U.S. market and source future product development work to the U.S. subsidiary. If we determine in the future that an amount of our U.S. deferred tax assets fail to meet the more-likely-than-not to be realizable threshold, there will be a negative impact on our provision for income taxes and the amount of deferred tax assets recognized in our consolidated balance sheet. The amount of deferred taxes for our U.S. subsidiary included in our consolidated balance sheets is $18.1 million and $8.7 million as of December 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

See Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies.”

Results of Operations

The following table summarizes the results of our operations for the years ended December 31, 2019 and 2018. The income statement data for the year ended December 31, 2019 are derived from the audited consolidated financial statements included in Item 6 – Selected Financial Data. The income statement data for the year ended December 31, 2018 are derived from our unaudited consolidated financial statements for that period.

	Year Ended December 31,
	2019	2018	Increase/Decrease
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$310,331	$14,866	$295,465
Other revenue	1,001	533	468
Total revenues	311,332	15,399	295,933
Operating expenses:
Cost of product sales	27,199	6,644	20,555
Research and development	142,678	146,627	(3,949)
Selling, general and administrative	259,880	165,727	94,153
Total operating expenses	429,757	318,998	110,759
Loss from operations	(118,425)	(303,599)	185,174
Interest income	8,464	5,490	2,974
Interest expense	(1,087)	(1,230)	143
Other income	104,117	—	104,117
Foreign exchange (loss) gain	(2,272)	(6,105)	3,833
Loss before income taxes	(9,203)	(305,444)	296,241
Income tax (benefit) expense	(184)	(187)	3
Net loss	$(9,019)	$(305,257)	$296,238

The following table summarizes the results of our operations for the three months ended December 31, 2018 and 2017. The income statement data for the three months ended December 31, 2018 are derived from the audited consolidated financial statements included in Item 6 – Selected Financial Data. The income statement data for the three months ended December 31, 2017 are derived from our unaudited consolidated financial statements for that period.

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

Product net sales

Our product net sales include sales of Epidiolex, which we launched in the United States in November 2018 and began to sell in certain European markets in late 2019, and sales of Sativex outside of the United States pursuant to license agreements with commercial partners. We also sell Epidiolex through certain early access programs outside of the United States.

Product net sales for the year ended December 31, 2019 were comprised of $296.4 million in net sales of Epidiolex and $13.9 million in net sales of Sativex. The $295.4 million increase in product net sales to $310.3 million for the year ended December 31, 2019 compared to $14.9 million for the year ended December 31, 2018 was primarily due to the November 2018 launch of Epidiolex in the United States.

Product net sales in the three months ended December 31, 2018 were comprised of $4.7 million in net sales of Epidiolex and $1.9 million in net sales of Sativex. The $4.4 million increase in product net sales to $6.6 million for the three months ended December 31, 2018 compared to $2.2 million for the three months ended December 31, 2017 was primarily due to the November 2018 launch of Epidiolex in the United States.

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

Other revenue in the year ended December 31, 2019 and 2018 consists of remaining development fees related to the Otsuka license agreement.

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

Cost of product sales

Cost of sales increased $20.6 million, or 309%, in the year ended December 31, 2019 to $27.2 million, or 9% of product net sales, compared to $6.6 million, or 45% of product net sales in the year ended December 31, 2018. The increase in cost of sales in dollars is primarily due to an increase in product net sales, primarily due to the launch of Epidiolex in the U.S. The reduction in cost of sales as a percentage of product net sales is due to the positive impact of directly commercializing Epidiolex in the U.S. in the year ended December 31, 2019. In the year ended December 31, 2018, the majority of product net sales were sales of Sativex outside of the U.S. through license partners.

Cost of sales increased $0.7 million, or 56% in the three months ended December 31, 2018 to $1.8 million, or 28% of product net sales, compared to $1.2 million, or 53% of product net sales in the three months ended December 31, 2017. The increase in cost of sales in dollars is primarily due to an increase in product net sales, which is primarily due to the launch of Epidiolex in the U.S. The reduction in cost of sales as a percentage of product net sales is due to the positive impact in the three months ended December 31, 2018 of directly commercializing Epidiolex in the U.S. compared to the similar period in the prior year when products net sales consisted only of Sativex sales outside of the U.S. through license partners.

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

Research and development expenses

We believe that our future revenues and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of December 31, 2019, we consider the following research and development projects to be our most significant late-stage product candidates:

•	Epidiolex for the treatment of tuberous sclerosis complex (United States and Europe)
•	Nabiximols for spasticity associated with MS (United States)

On September 23, 2019, we announced that the European Commission approved the marketing authorization for Epidyolex in Europe. We have received Orphan Designation from the European Commission for Orphan Medicinal Products for Epidyolex for Dravet syndrome and LGS.

We have completed our Phase 3 trial of Epidiolex for the treatment of TSC.  In May 2019, we reported positive top-line Phase 3 results and in December 2019 we reported additional positive trial data. On February 3, 2020, we announced that we submitted a supplemental new drug application with the FDA for this indication, and we, expect to seek supplemental approval in Europe in early 2020.

In December 2017, we terminated our license agreement with Otsuka and we have reacquired full ownership of the development and commercialization rights to nabiximols in the United States. We have had several meetings with the FDA to discuss the optimal regulatory pathway for U.S. approval of nabiximols and are now in the process of planning an additional clinical program, which is expected to commence in early 2020.

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

We track all research and development expenditures against detailed budgets but do not seek to allocate all research and development costs by individual project. In 2018, we began to track external third-party costs for clinical trials by product candidate. In prior years we tracked costs for historical nabiximols projects funded by Otsuka, but other costs were not allocated to individual projects. The components of R&D expense for the years ended December 31, 2019 and 2018, three months ended December 31, 2018 and 2017 and the year ended September 30, 2018 are as follows:

	Years Ended December 31,		Three Months Ended December 31,		Year Ended September 30,
	2019	2018	2018	2017	2018
	(in thousands)
External clinical trial expense
Epidiolex	$28,020	$33,970	$8,936	$7,508	$33,262
Nabiximols	$3,837	$33	$69	$45	—
Other programs	8,413	2,645	770	296	1,460
Total external clinical trial expense	40,270	36,648	9,775	7,849	34,722
Otsuka funded research and development	—	565	—	—	565
Research and development tax and expense credits	(3,992)	(4,090)	(759)	(994)	(4,325)
Other internal research and development	106,400	113,504	20,070	29,340	122,774
Total research and development expense	$142,678	146,627	$29,086	$36,195	$153,736

The components of R&D expense for the years ended September 30, 2017, are as follows:

Year Ended September 30,
2017
(in thousands)
Otsuka funded research and development	$669
Other research and development	137,587
Research and development tax and expense credits	(26,007)
Total research and development expense	$112,249

R&D expenses decreased $3.9 million, or 3%, to $142.7 million for the year ended December 31, 2019 compared to $146.6 million the year ended December 31, 2018. R&D expenses decreased $7.1 million, or 20%, to $29.1 million for the three months ended December 31, 2018 compared to $36.2 million the three months ended December 31, 2017. The decrease in R&D expenses in both periods was primarily due to the prior period impact of inventory production costs for Epidiolex that were charged to R&D expenses prior to FDA approval in June 2018.

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

Sales, general and administrative expenses

Sales, general and administrative, or SG&A, expenses consist primarily of salaries and benefits related to our executive, commercial, and corporate support functions, expenses associated with our commercial activities, and other general administration expenses. We expect that sales, general and administrative expenses will increase in the future as we expand our operating activities and continue to build our commercial team in preparation for the launch of Epidiolex in additional markets in Europe.

SG&A expenses increased $94.2 million, or 57%, to $259.9 million in the year ended December 31, 2019 compared to $165.7 million in 2018. The increase in SG&A expenses in 2019 was primarily due to an increase in employee-related expenses driven by the build-out of our commercial functions in the United States and Europe, costs related to the launch of Epidiolex in Europe, an increase in our corporate support functions, and an increase in insurance expenses.

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

SG&A expenses increased $83.8 million, or 144.4%, to $141.8 million in the year ended September 30, 2018 compared to $58.0 million in the year ended September 30, 2017. The increase in SG&A expenses in 2018 was primarily due to an increase in employee-related expenses driven by the build-out of our commercial functions in the U.S. and Europe, pre-launch costs related to the November 2018 launch of Epidiolex in the U.S., an increase in all of our corporate support functions, and, to a smaller degree, an increase in insurance expenses and an increase audit and legal fees related to our transition to domestic registrant status with the SEC.

Interest Income

Interest income increased $3.0 million in the year ended December 31, 2019 to $8.5 million compared to interest income of $5.5 million in the year ended December 31, 2018. The increase in interest income in 2019 is primarily due to higher average cash and cash equivalent balances in 2019 compared to 2018 and an increase in interest rates on money market funds during the period.

Interest income increased $1.8 million in the three months ended December 31, 2018 to $2.4 million compared to interest income of $0.6 million during the three months ended December 31, 2017. The increase in interest income in 2018 is primarily due to higher average cash and cash equivalent balances in 2018 compared to 2017 and increases in interest rates on money market funds during the period.

Interest income increased $1.5 million in the year ended September 30, 2018 to $3.6 million compared to interest income of $2.1 million in the year ended September 30, 2017. The increase in interest income in 2018 is primarily due to higher average cash and cash equivalent balances in 2018 compared to 2017 and a small increase in interest rates during the period.

Interest Expense

Interest expense for the year ended December 31, 2019 was $1.1 million and interest expense for the year ended December 31, 2018 was $1.2 million. Interest expense is primarily related to our finance lease liabilities, which did not significantly fluctuate in 2019 compared to 2018.

Interest expense remained consistent during the three months ended December 31, 2018 of $0.3 million compared to interest expense of $0.3 million in the three months ended December 31, 2017.

Interest expense increased $0.2 million in the year ended September 30, 2018 to $1.2 million compared to interest expense of $1.0 million in the year ended September 30, 2017. The increase in interest expense in 2018 is primarily due to the increase in finance lease liabilities in 2018 compared to 2017.

Other income

Other income for the year ended December 31, 2019 consisted of $104.1 million in net proceeds from the sale of the priority review voucher that we received from the FDA in connection with the approval of Epidiolex in the United States.

Foreign currency exchange loss

Foreign currency exchange gains and losses are driven primarily by financial assets and liabilities denominated in a currency other than the transacting entity’s functional currency. A significant majority of our cash balances are denominated in U.S. dollars and the functional currency of the GW Pharmaceuticals plc legal entity for the year ended September 30, 2017 was the British Pound. Accordingly, a substantial portion of foreign currency transaction losses in the year ended September 30, 2017 were related to the impact of exchange rate changes between the U.S. dollar and British Pound on the U.S. dollar denominated cash deposits held by GW Pharmaceuticals plc. On October 1, 2017, the U.S. dollar became the functional currency of GW Pharmaceuticals plc. Beginning on October 1, 2017, our primary exposure to foreign currency exchange gains and losses is the British Pound denominated cash balances held by GW Pharmaceuticals plc and intercompany balances between subsidiaries with different functional currencies.

Foreign currency exchange loss for the year ended December 31, 2019 was $2.3 million compared to a foreign currency exchange loss of $6.1 million in the year ended December 31, 2018. The decrease in the foreign exchange loss in 2019 was due primarily to a smaller year over year change in the foreign currency exchange rates of the U.S. dollar and British Pound compared to the change in rates for the similar period in 2018.

Foreign currency exchange loss for the three months ended December 31, 2018 was $1.0 million compared to a foreign currency exchange gain of $0.2 million in the three months ended December 31, 2017. The increase in the foreign exchange loss in the three months ended December 31, 2018 compared to the prior year period was due primarily to a due to a strengthening of the U.S. dollar against the British Pound in the three months ended December 31, 2018.

Foreign currency exchange loss for the year ended September 30, 2018 was $5.0 million compared to a foreign currency exchange loss of $6.4 million in the year ended September 30, 2017. The decrease in the foreign exchange loss in 2018 was due primarily to a change in our foreign currency exchange rate exposure due to the U.S. dollar becoming the functional currency of GW Pharmaceuticals plc on October 1, 2017.

Income tax expense (benefit)

Income tax benefit for both the year ended December 31, 2019 and the year ended December 31, 2018 was $0.2 million.  An increase in the income tax benefit in December 31, 2019 primarily related to excess tax benefits for stock compensation was fully offset by an increase in state taxes.

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

Liquidity and Capital Resources

In recent years, we have incurred significant net losses and negative cash flows from operations. We have largely funded our operations from issuances of equity securities, government expense and tax credits, and the sale of our priority review voucher. Our cash flows may fluctuate, are difficult to forecast and will depend on many factors, including:

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

We believe that our cash and cash equivalents as of December 31, 2019 of $536.9 million will be sufficient to fund our operations, including currently anticipated research and development activities and planned capital expenditures, for the foreseeable future, including for at least the next 12 months.

Cash Flows

The following table summarizes the results of our cash flows for the years ended December 31, 2019 and 2018, three months ended December 31, 2018 and 2017 and years ended September 30, 2018 and 2017.

	Years Ended December 31,		Three Months Ended December 31,		Years Ended September 30,
	2019	2018	2018	2017	2018	2017
			(in thousands)
Net cash used in operating activities	$(123,469)	$(254,770)	$(74,460)	$(51,558)	$(231,868)	$(148,974)
Net cash provided by (used in) investing activities	61,629	$(42,896)	(18,750)	(8,741)	(32,887)	(20,097)
Net cash provided by (used in) financing activities	1,946	$324,479	324,468	297,743	297,754	(1,213)
Cash and cash equivalents at end of the year	$536,933	$591,497	$591,497	$559,227	$354,913	$322,154

Operating activities

As of December 31, 2019, we had cash and cash equivalents totaling $536.9 million compared to $591.5 million as of December 31, 2018. Net cash used in operating activities decreased by $131.3 million to $123.5 million during the year ended December 31, 2019 compared to $254.8 million for the year ended December 31, 2018. The decrease in cash used is attributable to a $295.4 million increase in net product sales, partially offset by a $20.6 million increase in cost of product sales, a $94.2 million increase in SG&A expenses, and a $60.1 million increase in cash used to fund changes in net operating assets and liabilities.

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

Investing activities

Net cash provided by investing activities increased by $104.5 million to $61.6 million during the year ended December 31, 2019 compared to net cash used in investing activities of $42.9 million for the year ended December 31, 2018. The increase in cash provided by investing activities is primarily due to the sale of our priority review voucher in April 2019.

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
Financing activities

Financing activities provided a decrease in net cash of $322.5 million to $1.9 million during the year ended December 31, 2019 compared to $324.5 million during the year ended December 31, 2018. The decrease in cash provided by financing activities is primarily due to the net proceeds of $324.6 million received from our equity offering in October 2018.

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

Tabular Disclosure of Contractual Obligations

The following table summarizes our contractual obligations as at December 31, 2019.

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating lease obligations	$34,917	$5,900	$10,097	$7,483	$11,437
Finance lease obligations	9,788	729	1,450	1,436	6,173
Purchase obligations	38,975	23,126	13,874	658	1,317
Landlord financing obligations	14,143	1,266	2,532	2,532	7,813
Total contractual obligations	$97,823	$31,021	$27,953	$12,109	$26,740

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

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures in internal control over financial reporting were effective.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In conducting its assessment of internal control over financial reporting, management based its evaluation on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as at December 31, 2019. Based on its evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP. Their audit report on internal control over financial reporting appears in Part IV, Item 15. Deloitte & Touche LLP has also audited the consolidated financial statements as of and for the year ended December 31, 2019 and their report expressed an unqualified opinion on those financial statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above in “Internal Control Over Financial Reporting” that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 11.  Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2019.

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

3.1 *

Amended and Restated Memorandum & Articles of Association of GW Pharmaceuticals plc (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

4.1 *

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

4.4 **	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

10.1 †*

Research Collaboration and Licence Agreement between GW Pharma Limited. and GW Pharmaceuticals plc and Otsuka Pharmaceutical Co., Ltd., dated July 9, 2007 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.2 †*

Amendment No. 1 to Research Collaboration and Licence Agreement, dated March 14, 2008 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.3 †*

Amendment No. 2 to Research Collaboration and Licence Agreement, dated June 29, 2010 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.4 †*

Development and Licence Agreement between GW Pharma Limited. and GW Pharmaceuticals Plc and Otsuka Pharmaceutical Co., Ltd., dated February 14, 2007 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.5 †*

Amendment No. 1 to Development and Licence Agreement, dated November 1, 2008 (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.6 †*

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

10.8 †*	Lease, dated July 6, 2009 (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

Exhibit Number	Description of Exhibit

10.9 †*	Lease, dated October 9, 2009 (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.10 †*	Lease, dated April 6, 2011 (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.11 †*	Lease, dated October 12, 2011 (incorporated by reference to Exhibit 10.28 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.12 †*	Lease, dated January 6, 2012 (incorporated by reference to Exhibit 10.29 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.13 †*

Agreement for Lease, dated April 4, 2012 (incorporated by reference to Exhibit 10.30 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.14 *

Occupational Underlease, dated August 11, 2010 (incorporated by reference to Exhibit 10.31 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.15 *	Lease, dated May 24, 2011 (incorporated by reference to Exhibit 10.32 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.16 *

Tenancy Agreement, dated November 19, 2012 (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.17 *

Service Agreement by and between GW Research Limited and Dr. Geoffrey Guy, dated March 14, 2013 (incorporated by reference to Exhibit 10.36 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.18 *

Service Agreement by and between GW Research Limited and Justin Gover, dated February 26, 2013 (incorporated by reference to Exhibit 10.37 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.19 *

Letter of Appointment by and between GW Pharmaceuticals plc and James Noble, dated February 26, 2013 (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.20 *

Letter of Appointment by and between GW Pharmaceuticals plc and Thomas Lynch, dated February 26, 2013 (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.21 *

Service Agreement by and between Greenwich Biosciences, Inc. (formerly GW Pharmaceuticals Inc.) and Cabot Brown, dated November 7, 2013 (incorporated by reference to Exhibit 4.41 to our Annual Report on Form 20-F (file no. 001-35892), filed with the SEC on November 25, 2013).

10.22 *	Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (file no. 333-204389), filed with the SEC on May 22, 2015).

10.23 †*	Lease, dated May 24, 2013 (incorporated by reference to Exhibit 4.46 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.24 †*	Lease, dated May 24, 2013 (incorporated by reference to Exhibit 4.47 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.25 †*	Lease, dated May 24, 2013 (incorporated by reference to Exhibit 4.48 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.26 *	Lease, dated August 1, 2013 (incorporated by reference to Exhibit 4.49 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.27 *	Lease, dated July 16, 2013 (incorporated by reference to Exhibit 4.50 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.28 *

Transfer of Contract, dated July 20, 2015 among GW Pharmaceuticals plc, GW Research Limited and Justin Gover (incorporated by reference to Exhibit 4.53 to our Annual Report on Form 20-F (file no. 001-35892) filed with the SEC on December 7, 2015).

Exhibit Number	Description of Exhibit

10.29 *

Offer Letter, dated July 17, 2015 between Greenwich Biosciences, Inc. (formerly GW Pharmaceuticals Inc.) and Justin Gover (incorporated by reference to Exhibit 4.54 to our Annual Report Form 20-F (file no. 001-35892) filed with the SEC on December 7, 2015).

10.30 †*	Lease, dated May 27, 2016 (incorporated by reference to Exhibit 4.58 to our Annual Report Form 20-F (file no. 001-35892) filed with the SEC on December 5, 2016).

10.31 †*

Amended and Restated Production and Supply Agreement, dated August 31, 2016, among GW Pharma Limited, GW Pharmaceuticals plc and British Sugar plc (incorporated by reference to Exhibit 4.59 to our Annual Report (file no. 001-35892) filed with the SEC on December 5, 2016).

10.32 *

Letter of Appointment by and between GW Pharmaceuticals plc and Cabot Brown, effective January 1, 2016 (incorporated by reference to Exhibit 4.61 to our Annual Report (file no. 001-35892) filed with the SEC on December 5, 2016).

10.33 *

Letter of Appointment by and between GW Pharmaceuticals plc and James Noble, effective February 1, 2016 (incorporated by reference to Exhibit 4.62 to our Annual Report (file no. 001-35892) filed with the SEC on December 5, 2016).

10.34 *	Fee Letter, dated April 10, 2017 from GW Pharmaceuticals plc to Cabot Brown (incorporated by reference to Exhibit 4.63 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.35 *	Fee Letter, dated April 10, 2017 from GW Pharmaceuticals plc to James Noble (incorporated by reference to Exhibit 4.64 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.36 *

Salary and Bonus Letter, dated April 13, 2017 from GW Pharmaceuticals plc to Geoffrey Guy (incorporated by reference to Exhibit 4.66 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.37 *

Greenwich Biosciences, Inc. Compensation Memo, dated February 21, 2017 to Justin Gover (incorporated by reference to Exhibit 4.69 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.38 *

Offer Letter, dated February 20, 2017 between Greenwich Biosciences, Inc. and Scott Giacobello (incorporated by reference to Exhibit 4.71 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.39 *

Offer Letter, dated April 20, 2017 between Greenwich Biosciences, Inc. and Volker Knappertz (incorporated by reference to Exhibit 4.72 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.40 *

Offer Letter, dated May 5, 2017 between Greenwich Biosciences, Inc. and Douglas Snyder(incorporated by reference to Exhibit 4.73 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.41 *

Relocation Assistance Agreement, dated May 8, 2017 between Greenwich Biosciences, Inc. and Douglas Snyder (incorporated by reference to Exhibit 4.74 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.42 *	Greenwich Biosciences, Inc. Change in Control and Severance Benefit Plan (incorporated by reference to Exhibit 4.75 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.43 *

Change in Control and Severance Benefit Plan Participation Agreement, dated July 13, 2017 between Greenwich Biosciences, Inc. and Volker Knappertz (incorporated by reference to Exhibit 4.77 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.44 *

Change in Control and Severance Benefit Plan Participation Agreement, dated August 2, 2017 between Greenwich Biosciences, Inc. and Scott Giacobello (incorporated by reference to Exhibit 4.78 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.45 *

Change in Control and Severance Benefit Plan Participation Agreement, dated August 9, 2017 between Greenwich Biosciences, Inc. and Douglas Snyder (incorporated by reference to Exhibit 4.79 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.46 *

Master Services Agreement, dated April 1, 2017 between GW Research Ltd and inVentiv Health Commercial Europe Limited (incorporated by reference to Exhibit 4.80 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.47 †*

Master Statement of Work, dated June 15, 2017 between GW Research Ltd and inVentiv Health Commercial Europe Limited (incorporated by reference to Exhibit 4.81 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

Exhibit Number	Description of Exhibit

10.48 †*

Contract for the Design, Construction, Testing and Commissioning of GW Pharma Building 750B and Process Equipment at Kent Science Park, dated September 7, 2017 between GW Pharma Limited and The Austin Company of  (U.K.) Limited (incorporated by reference to Exhibit 4.83 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.49 *

Letter of Appointment by and between GW Pharmaceuticals plc and Catherine Mackey, dated December 20, 2017 (incorporated by reference to Exhibit 10.80 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

10.50 *

Letter of Appointment by and between GW Pharmaceuticals plc and Alicia Secor, dated December 20, 2017 (incorporated by reference to Exhibit 10.81 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

10.51 *

Letter of Appointment by and between GW Pharmaceuticals plc and Lord William Waldegrave, dated December 20, 2017 (incorporated by reference to Exhibit 10.82 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

10.52 *	Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (file no. 333-217328), filed with the SEC on April 17, 2017).

10.53 *	Offer letter by and between Greenwich Biosciences, Inc. and Darren Cline (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 12, 2019).

14.1*	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

16.1*	Letter of Deloitte LLP, dated November 28, 2018 (incorporated by reference to Exhibit 16.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

21.1**	List of Subsidiaries

23.1**	Consent of Deloitte LLP

23.2**	Consent of Deloitte & Touche LLP

31.1**	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101***	INS Inline XBRL Instance Document

101***	SCH Inline XBRL Taxonomy Extension Schema Document

101***	CAL Inline XBRL Taxonomy Calculation Linkbase Document

101***	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101***	LAB Inline XBRL Taxonomy Label Linkbase Document

101***	PRE Inline XBRL Taxonomy Presentation Linkbase Document

104***	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.
†	Confidential treatment previously requested and granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
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

Date: February 27, 2020

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Geoffrey Guy, Justin Gover and Scott Giacobello, and each of them, as his and her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Justin Gover	Chief Executive Officer and Director
Justin Gover	(Principal Executive Officer)	February 27, 2020

/s/ Scott Giacobello	Chief Financial Officer
Scott Giacobello	(Principal Financial and Accounting Officer)	February 27, 2020

/s/ Geoffrey Guy
Dr. Geoffrey Guy	Director	February 27, 2020

/s/ James Noble
James Noble	Director	February 27, 2020

/s/ Cabot Brown
Cabot Brown	Director	February 27, 2020

/s/ Thomas Lynch
Thomas Lynch	Director	February 27, 2020

/s/ Catherine Mackey
Dr. Catherine Mackey	Director	February 27, 2020

/s/ Alicia Secor
Alicia Secor	Director	February 27, 2020

/s/ William Waldegrave
Lord William Waldegrave	Director	February 27, 2020

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-5
Consolidated Statements of Operations for the year ended December 31, 2019, three months ended December 31, 2018 and years ended September 30, 2018 and 2017	F-6
Consolidated Statements of Comprehensive Loss for the year ended December 31, 2019, three months ended December 31, 2018 and years ended September 30, 2018 and 2017	F-7
Consolidated Statements of Cash Flows for the year ended December 31, 2019, three months ended December 31, 2018 and years ended September 30, 2018 and 2017	F-8
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2019, three months ended December 31, 2018 and years ended September 30, 2018 and 2017	F-9
Notes to the Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GW Pharmaceuticals plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of GW Pharmaceuticals plc and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for the year ended December 31, 2019, three month period ended December 31, 2018, and year ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019, three month period ended December 31, 2018, and year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Epidiolex Product Net Sales — Rebates — Refer to Note 2 to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 2 to the financial statements, the Company recognizes revenue from product sales, net of allowances for rebates, which are included in accrued liabilities on the consolidated balance sheet. Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit as well as contractual rebates with commercial payers. The allowance for rebates is based on contracted or statutory discount rates and expected utilization by benefit plan participants.

Given the significant estimation and uncertainty involved in management’s assumptions to calculate the rebates, such as consideration of historical claims experience, expected utilization, unbilled claims, and claims submission time lags, and the limited historical data currently available, auditing these estimates involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our auditing procedures related to allowances for rebates for Epidiolex product sales included the following, among others:

•

We tested the effectiveness of internal controls over the development of the allowances for rebates, including the underlying assumptions and key inputs into the Company’s allowances for rebates as well as controls over management’s review of the application of the governmental pricing regulations.

•

We compared the significant assumptions used by management to currently available historical trends, evaluated the change in the accruals from prior periods, and assessed the historical accuracy of management’s estimates against actual results.

•

We estimated the rebates accrual for a sample of U.S. programs, using a combination of Company internal data, historical information, executed contracts, and third-party data and compared our estimate to the amount recorded by the Company.

•

We tested the completeness and accuracy of the underlying data used in the Company’s calculations through reconciliation to third-party invoices, executed contracts, claims data, and actual cash payments.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

February 27, 2020

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GW Pharmaceuticals plc

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of GW Pharmaceuticals plc and subsidiaries (the “Company”), for the year ended September 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE LLP

London, United Kingdom

November 28, 2018

We began serving as the Company’s auditor in 2002. In 2018 we became the predecessor auditor.

GW PHARMACEUTICALS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$536,933	$591,497
Accounts receivable, net	48,883	4,192
Inventory	85,528	33,030
Prepaid expenses and other current assets	28,292	17,903
Total current assets	699,636	646,622
Property, plant, and equipment, net	127,765	90,832
Operating lease assets	24,916	—
Goodwill	6,959	6,959
Deferred tax assets	18,123	8,720
Other assets	4,850	2,935
Total assets	$882,249	$756,068
Liabilities and stockholders’ equity
Accounts payable	$9,990	$9,796
Accrued liabilities	99,374	52,477
Current tax liabilities	437	2,384
Other current liabilities	7,760	1,559
Total current liabilities	117,561	66,216
Long-term liabilities:
Finance lease liabilities	5,573	5,690
Operating lease liabilities	21,650	—
Other liabilities	11,431	10,082
Total long-term liabilities	38,654	15,772
Total liabilities	156,215	81,988
Commitments and contingencies (Note 10)
Stockholders’ equity:
Ordinary shares par value £0.001; 371,068,436 and 366,616,688 shares outstanding as of December 31, 2019 and 2018, respectively	570	564
Additional paid-in capital	1,632,046	1,581,144
Accumulated deficit	(837,959)	(828,940)
Accumulated other comprehensive loss	(68,623)	(78,688)
Total stockholders’ equity	726,034	674,080
Total liabilities and stockholders’ equity	$882,249	$756,068

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2019	2018	2018	2017
Revenues
Product net sales	$310,331	$6,617	$10,469	$7,957
Other revenue	1,001	37	2,268	672
Total revenues	311,332	6,654	12,737	8,629
Operating expenses
Cost of product sales	27,199	1,829	5,986	4,521
Research and development	142,678	29,086	153,736	112,249
Selling, general and administrative	259,880	49,083	141,818	58,020
Total operating expenses	429,757	79,998	301,540	174,790
Loss from operations	(118,425)	(73,344)	(288,803)	(166,161)
Interest income	8,464	2,449	3,645	2,063
Interest expense	(1,087)	(295)	(1,249)	(951)
Other income	104,117	0	0	0
Foreign exchange loss	(2,272)	(982)	(4,963)	(6,442)
Loss before income taxes	(9,203)	(72,172)	(291,370)	(171,491)
Income tax (benefit) expense	(184)	(266)	3,797	(1,032)
Net loss	$(9,019)	$(71,906)	$(295,167)	$(170,459)

Net loss per common share, basic and diluted	$(0.02)	$(0.20)	$(0.88)	$(0.56)

Weighted average common shares outstanding, basic and diluted	371,580	366,458	333,936	305,826

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2019	2018	2018	2017
Net loss	$(9,019)	$(71,906)	$(295,167)	$(170,459)
Foreign currency translation adjustments	10,065	(3,494)	(676)	10,008
Comprehensive income (loss)	$1,046	$(75,400)	$(295,843)	$(160,451)

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2019	2018	2018	2017
Cash flows from operating activities
Net loss	$(9,019)	$(71,906)	$(295,167)	$(170,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	2,709	742	4,917	9,280
Stock-based compensation	48,030	9,683	31,627	15,479
Depreciation and amortization	9,240	2,534	9,290	7,054
Deferred income taxes	(9,698)	(1,265)	(317)	(3,770)
Gain from sale of priority review voucher	(104,117)	—	—	—
Other	39	—	241	1,554
Changes in operating assets and liabilities:
Accounts receivable, net	(44,623)	(2,125)	(804)	(277)
Inventory	(51,125)	(14,460)	(13,646)	5
Prepaid expenses and other current assets	(9,831)	(3,635)	14,489	(12,471)
Other assets	3,888	(47)	(564)	—
Accounts payable	805	(1,211)	2,238	3,171
Current tax liabilities	(963)	878	54	57
Accrued liabilities	43,110	5,942	16,507	1,253
Other liabilities	(1,914)	410	(733)	150
Net cash used in operating activities	(123,469)	(74,460)	(231,868)	(148,974)
Cash flows from investing activities
Proceeds from sale of priority review voucher	104,117	—	—	—
Additions to property, plant and equipment	(40,386)	(18,687)	(31,362)	(19,285)
Additions to capitalized software	(2,102)	(63)	(2,042)	(812)
Proceeds from disposal of property, plant and equipment	—	—	517	—
Net cash provided by (used in) investing activities	61,629	(18,750)	(32,887)	(20,097)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of issuance costs	—	324,638	297,931	—
Proceeds from exercise of stock options	2,878	—	621	122
Payments on finance leases	(389)	(40)	(276)	(261)
Payments on landlord financing obligation	(543)	(130)	(522)	(1,074)
Net cash provided by (used in) financing activities	1,946	324,468	297,754	(1,213)
Effect of exchange rate changes on cash	5,330	5,326	(240)	8,993
Net increase (decrease) in cash and cash equivalents	(54,564)	236,584	32,759	(161,291)
Cash and cash equivalents at beginning of period	591,497	354,913	322,154	483,445
Cash and cash equivalents at end of period	$536,933	$591,497	$354,913	$322,154
Supplemental disclosure of cash flow information:
Income taxes paid	$10,462	$—	$3,726	$2,928
Interest paid	$1,087	$198	$1,249	$1,232
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$923	$1,899	$322	$1,793

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at September 30, 2016	302,093	$479	$901,128	$(291,408)	$(84,526)	$525,673
Issuance of common stock from exercise of stock options	2,347	3	119	—	—	122
Net loss	—	—	—	(170,459)	—	(170,459)
Stock-based compensation	—	—	15,479	—	—	15,479
Other comprehensive income	—	—	—	—	10,008	10,008
Balances at September 30, 2017	304,440	$482	$916,726	$(461,867)	$(74,518)	$380,823
Issuance of common stock in public offering, net of issuance costs	33,120	44	297,888	—	—	297,932
Issuance of common stock from exercise of stock options	2,687	4	616	—	—	620
Net loss	—	—	—	(295,167)	—	(295,167)
Stock-based compensation	—	—	31,627	—	—	31,627
Other comprehensive loss	—	—	—	—	(676)	(676)
Balances at September 30, 2018	340,247	$530	$1,246,857	$(757,034)	$(75,194)	$415,159
Issuance of common stock in public offering, net of issuance costs	26,220	34	324,604	—	—	324,638
Issuance of common stock from exercise of stock options	150	—	—	—	—	—
Net loss	—	—	—	(71,906)	—	(71,906)
Stock-based compensation	—	—	9,683	—	—	9,683
Other comprehensive loss	—	—	—	—	(3,494)	(3,494)
Balances at December 31, 2018	366,617	$564	$1,581,144	$(828,940)	$(78,688)	$674,080
Issuance of common stock from exercise of stock options	4,452	6	2,872	—	—	2,878
Net loss	—	—	—	(9,019)	—	(9,019)
Stock-based compensation	—	—	48,030	—	—	48,030
Other comprehensive income	—	—	—	—	10,065	10,065
Balances at December 31, 2019	371,069	$570	$1,632,046	$(837,959)	$(68,623)	$726,034

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business Overview

GW Pharmaceuticals plc and its subsidiaries (referred to herein as “we,” “us,” “our,” and the “Company”) is a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary cannabinoid product platform in a broad range of disease areas. The Company is developing a portfolio of cannabinoid medicines, of which the lead product is Epidiolex, an oral medicine for the treatment of certain refractory childhood epilepsies.

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

Change of Fiscal Year

We changed our fiscal year end to December 31 from September 30, effective December 31, 2018. This annual report is for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Foreign Currency Translation

The financial position and results of operations of the Company’s non-U.S. subsidiaries are generally determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Foreign currency transaction gains and losses are included in “foreign exchange loss” in the Company’s consolidated statements of operations.

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and doubtful accounts. Allowances for prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of December 31, 2019, the allowance for doubtful accounts was $0.3 million. At December 31, 2018, the Company determined that an allowance for doubtful accounts was not required and no accounts were written off during the period.

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

Our inventory production process includes the cultivation of botanical raw material. Because of the duration of the cultivation process, a portion of our inventory will not be sold within one year. Consistent with the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset.

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

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We performed the annual assessment for goodwill impairment in December of 2019, noting no impairment.

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

The total amount deducted from gross sales for the allowances described above for the year ended December 31, 2019 was $63.3 million.

Sativex Product Net Sales

Sales of Sativex are made outside of the United States for the treatment of spasticity due to multiple sclerosis, or MS, pursuant to license agreements with commercial partners. Under these license agreements, the Company sells fully labeled Sativex vials to its commercial partners for a contractually agreed price, which is generally based on percentages of the commercial partners’ in-market net selling price charged to end customers. Product net sales revenue related to Sativex shipments to commercial license partners is recognized when shipped, at which point the customer obtains control of the product. The Company commercializes Sativex in Australia and New Zealand through a consignment relationship with a local distributor. Product net sales revenues related to Sativex sales in Australia and New Zealand are recognized when the product is sold through to the end customer.

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

Research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. The majority of the Company’s pipeline research, clinical trials management and the Epidiolex and Sativex chemistry and manufacturing controls development activities, which are generally carried out by a subsidiary in the U.K., are eligible for inclusion under the U.K tax and expenditure rebate schemes. For the year ended December 31, 2019, three months ended December 31, 2018 and years ended September 30, 2018 and 2017, the Company recorded $4.0 million, $0.8 million, $4.3 million, and $26.0 million, respectively, of U.K. tax and expenditure rebates as a component of research and development expense.

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

For the year ended December 31, 2019, the Company’s five largest customers represented approximately 85% of the Company’s product net sales and 86% of the Company’s accounts receivable balance as of December 31, 2019. For the three months ended December 31, 2018, the Company’s five largest customers represented approximately 71% of the Company’s product net sales and 75% of the Company’s accounts receivable balance as of December 31, 2018. For the years ended September 30, 2018 and 2017, product net sales consisted entirely of Sativex sales outside of the United States pursuant to license agreements with a small number of commercial partners.

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

Valuation allowances against the Company’s deferred tax assets were $114.5 million and $101.6 million at December 31, 2019 and 2018, respectively. Changes in the valuation allowances are generally recognized in the provision for income taxes as a component of the estimated annual effective tax rate.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, market-priced stock options are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. Nominal strike-price options are considered common stock equivalents and are included in the calculation of basic weighted average shares outstanding once they have become vested. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at December 31, 2019, December 31, 2018, and September 30, 2018, and 2017, options totaling approximately 11.8 million, 13.0 million, 13.0 million, and 9.9 million ordinary shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Segment and Geographic Reporting

Management has determined that the Company operates in one business segment which is the discovery, development and commercialization of novel therapeutics from its proprietary cannabinoid product platform in a broad range of disease areas.

Revenues recorded in the year ended December 31, 2019, three months ended December 31, 2018, and years ended September 30, 2018, and 2017 were generated in the following geographical areas:

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2019	2018	2018	2017
	(in thousands)
United Kingdom	2,550	220	1,761	1,758
United States	288,164	4,669	1,560	121
Europe	16,516	1,131	6,882	5,447
Other	4,102	634	2,534	1,303
Total revenues	$311,332	$6,654	$12,737	$8,629

Long-lived assets which include property, plant, and equipment were located as follows:

	December 31,
	2019	2018
	(in thousands)
United Kingdom	$123,207	$89,550
United States	4,558	1,282
Total long-lived assets	$127,765	$90,832

Recently Issued Accounting Standards

Accounting Standards Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments:

In June 2016, the FASB issued ASU 2016-13, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods. The Company is finalizing the credit loss calculations and does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial statements.

ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes:

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have not early adopted this ASU for 2019.  The ASU is currently not expected to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards

ASU 2016-02, Leases:

On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective method. This new accounting standard requires a lessee to recognize an asset and liability for most leases on its balance sheet. The Company elected the optional transition method that allowed for a cumulative-effect adjustment as of January 1, 2019 and did not restate previously reported results in the comparative periods. The Company also elected to adopt certain practical expedients allowed by the new standard, which among other things, allowed the Company to carry forward its historical lease classification.

As a result of adoption of the new standard, the Company recorded operating lease assets and liabilities of approximately $20.5 million and $21.1 million, respectively, as of January 1, 2019. The operating lease liability was determined based on the present value of the remaining minimum rental payments and the operating lease asset was determined based on the value of the lease liability, adjusted for existing deferred rent balances, which were previously included in other current liabilities and other liabilities. Accounting for the Company’s finance leases remains substantially unchanged. As a result of the adoption of the new leasing accounting standard, the Company’s build-to-suit asset has been reclassified to buildings and the build-to-suit financing obligation has been reclassified to finance lease obligation in the consolidated balance sheets. In addition, the adoption of this new accounting standard resulted in increased qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For further details, see Note 11, Leases. The adoption of the new standard did not materially impact the Company’s consolidated results of operations or cash flows.

Note 3: Sativex License Agreements

The Company has entered into license agreements for Sativex with major pharmaceutical companies that provide the license partners with exclusive rights in a defined geographic territory to commercialize Sativex for all indications. The Company has retained the exclusive right to manufacture and supply Sativex to license partners on commercial supply terms for the duration of the commercial life of the product.

In 2007, the Company entered into an exclusive license agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the development and commercialization of Sativex in the United States. In December 2017, the Company entered into a mutual termination agreement with Otsuka to return the rights to develop and commercialize Sativex in the United States to the Company. As part of the termination agreement, the Company agreed to pay Otsuka a contingent future milestone payment of $10 million if Sativex achieves FDA approval in the U.S. and a total of $30 million of potential sales-based milestones if U.S. sales of Sativex reach certain thresholds. As of December 31, 2019, no amounts have been accrued related to the contingent payments because it is not probable that the milestones will be achieved.

Note 4: Fair Value Measurements

At December 31, 2019 and December 31, 2018, the Company’s cash equivalents consisted of money market funds, which are classified as Level 1 within the fair value hierarchy defined by authoritative guidance.

Securities classified as Level 1 are valued using quoted market prices. The Company does not hold any securities classified as Level 2, which are securities valued using inputs that are either directly or indirectly observable, or Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

Note 5: Composition of Certain Balance Sheet Captions:

Inventory consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Raw materials	$1,976	$676
Work in process	78,547	28,709
Finished goods	5,005	3,645
	$85,528	$33,030

Property, plant and equipment, net, consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Buildings	4,725	4,573
Machinery and equipment	36,323	32,598
Leasehold improvements	42,744	36,004
Office and IT equipment	3,837	2,481
Construction-in-process	78,485	44,546
	166,114	120,202
Accumulated depreciation	(38,349)	(29,370)
	$127,765	$90,832

Depreciation of property and equipment was $8.0 million, $2.2 million, $8.5 million, and $7.0 million, for the year ended December 31, 2019, three months ended December 31, 2018 and for the years ended September 30, 2018, and 2017, respectively. The Company did not retire any property, plant, or equipment in the year ended December 31, 2019 and three months ended December 31, 2018. During the years ended September 30, 2018 and 2017, the Company retired $0.5 million, $1.8 million, respectively, of fully depreciated property, plant and equipment.

Accrued liabilities consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued compensation and benefits	$25,469	$18,482
Accrued vendor fees	29,731	11,452
Clinical trial accruals	10,382	10,059
Accrued growing fees	3,818	2,717
Accrued sales rebates and discounts	22,995	628
Other	6,979	9,139
	$99,374	$52,477

Other current liabilities consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Finance lease liabilities	$305	$400
Operating lease liabilities	5,902	—
Landlord financing	595	539
Other	958	620
	$7,760	$1,559

Other liabilities consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Landlord financing obligation	$9,152	$9,434
Other	2,279	648
	$11,431	$10,082

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

Note 7: Share-Based Compensation

Stock Plans

In March 2008, the Company adopted the GW Pharmaceuticals plc Long-Term Incentive Plan (the 2008 LTIP Plan). Share based awards granted by the Company from March 2008 to March 2017 were granted under the 2008 LTIP Plan. On March 14, 2017, the Company adopted the GW Pharmaceuticals plc 2017 Long-Term Incentive Plan (the 2017 LTIP Plan). The 2017 LTIP plan authorizes the Company to issue up to an aggregate of 15.0 million ordinary shares, or 1.3 million ADSs, related to share-based awards to employees, non-employee directors and consultants. No grants under the 2017 LTIP Plan may be made after March 13, 2022. As of December 31, 2019, 10.3 million ordinary shares have been or may be issued pursuant to share-based awards that have been granted under the 2017 LTIP Plan.

The Company issues new ordinary shares and the commensurate number of ADS when share-based awards are exercised.

Provisions of Share-Based Awards

The Company issues nominal strike price stock options, which have an exercise price equal to the £0.001 par value per ordinary share of the Company’s ordinary shares, to executive officers, employees and non-employee directors. The Company also issues market-priced options to executive officers and non-employee directors. Nominal strike priced options granted to U.S. residents prior to April 2017 contain short-term expiration provisions so the awards are compliant with provisions of IRS Code 409(a). Nominal strike price options granted to U.S. residents beginning in April 2017 are awarded in the form of RSU-style options that automatically exercise on the vesting date.

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

The following table summarizes the Company’s nominal strike price stock option activity:

	Year Ended		Three Months Ended		Years Ended
	December 31,		December 31,		September 30,
	2019		2018		2018		2017
	Nominal Strike Price Options	Weighted Average Grant Date Fair Value	Nominal Strike Price Options	Weighted Average Grant Date Fair Value	Nominal Strike Price Options	Weighted Average Grant Date Fair Value	Nominal Strike Price Options	Weighted Average Grant Date Fair Value
	(in thousands, except weighted average grant date fair value)
Outstanding, beginning of period	11,182	$8.44	11,240	$8.41	9,752	$7.90	9,182	$5.16
Granted	3,493	13.93	184	9.58	4,247	9.34	3,097	9.66
Exercised	(3,798)	5.43	(150)	7.36	(2,617)	7.21	(2,239)	3.21
Cancelled	(418)	11.69	(92)	8.61	(142)	9.37	(288)	6.69
Outstanding, end of period	10,459	$11.24	11,182	$8.44	11,240	$8.41	9,752	$7.90
Exercisable, end of period	1,434	$5.47	1,054	$3.65	1,136	$6.11	1,986	$4.52

The following table summarizes the Company’s market-priced stock option activity:

	Year Ended		Three Months Ended		Years Ended
	December 31,		December 31,		September 30,
	2019		2018		2018		2017
	Market Strike Price Options	Weighted Average Exercise Price	Market Strike Price Options	Weighted Average Exercise Price	Market Strike Price Options	Weighted Average Exercise Price	Market Strike Price Options	Weighted Average Exercise Price
	(in thousands, except weighted average grant date fair value)
Outstanding, beginning of period	2,889	$8.49	2,889	$8.49	2,174	$8.28	1,452	$5.80
Granted	602	14.82	—	—	785	9.65	830	9.62
Exercised	(654)	2.32	—	—	(70)	9.03	(108)	1.15
Cancelled	(1)	3.89	—	—	—	—	—	—
Outstanding, end of period	2,836	$9.60	2,889	$8.49	2,889	$8.49	2,174	$8.28
Exercisable, end of period	620	$4.99	461	$6.90	257	$8.74	—	—

The weighted average per share fair value of market priced options granted during the year ended December 31, 2019 and years ended September 30, 2017 and 2018 was $14.82, $5.98, and $6.00, respectively. No market priced options were granted in the three months ended December 31, 2018.

The aggregate intrinsic value of the stock options exercised in the year ended December 31, 2019 was $52.9 million. The aggregate intrinsic value of the stock options exercised in the three months ended December 31, 2018 was $1.6 million. The aggregate intrinsic value of stock options exercised in the years ended September 30, 2018, and 2017 was $30.7 million and $22.9 million, respectively. As of December 31, 2019, the weighted average remaining contractual life of options outstanding and options exercisable are 4.6 years and 4.3 years, respectively. Based on the Company’s closing year-end stock price of $102.01 per ADS (or $8.50 per ordinary share) at December 31, 2019, the aggregate intrinsic value of options outstanding and options exercisable are $92.2 million and $12.5 million, respectively.

Valuation and Expense Recognition of Share-Based Awards

The fair value of stock option awards that do not contain a market condition is estimated using the Black-Scholes option-pricing model. The estimated fair value of each stock option is then expensed over the requisite service period, which is generally the vesting period. The determination of fair value using the Black-Scholes model is affected by the Company’s ADS price as well as assumptions regarding a number of complex and subjective variables, including expected ADS price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. Stock options granted during the year ended December 31, 2019, three months ended December 31, 2018 and the years ended September 30, 2018 and 2017 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2019	2018	2018	2017
Expected volatility	56%	58%	63%	69%
Risk-free interest rate	2.56%	2.70%	2.30%	1.93%
Expected dividend yield	0%	0%	0%	0%
Expected life of options in years	6.50	6.50	6.50	6.50

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

The table below summarizes the total share-based compensation expense included in the Company’s statements of operations for the periods presented:

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2019	2018	2018	2017
	(in thousands)
Research and development	$9,757	$6,887	$9,385	$5,239
Sales, general and administrative	35,468	2,382	22,242	10,240
	45,225	$9,269	$31,627	$15,479

For the year ended December 31, 2019, $2.8 million of share-based compensation related to manufacturing operations was capitalized into inventory. For the three months ended December 31, 2018, $0.4 million of share-based compensation related to manufacturing operations was capitalized into inventory. Share-based compensation related to manufacturing operations capitalized into inventory for the years ended September 30, 2018 and 2017 were negligible.

As of December 31, 2019, total compensation cost related to non-vested stock options not yet recognized was approximately $45.2 million, which is expected to be recognized over the next 42 months (10 months on a weighted average basis).

Note 8: Retirement Plans

The Company operates defined contribution retirement plans in the U.S. and U.K. for the benefit of all qualifying employees. The Company makes discretionary contributions to these plans and contributed $4.6 million, $0.9 million, $3.3 million, and $2.5 million in the year ended December 31, 2019, three months ended December 31, 2018 and years ended September 30, 2018 and 2017, respectively.

Note 9: Income Taxes

Income (loss) before income taxes is as follows:

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2019	2018	2018	2017
	(in thousands)
United States	$22,822	$1,487	$12,041	$3,725
United Kingdom	(32,025)	(73,659)	(303,411)	(175,216)
	$(9,203)	$(72,172)	$(291,370)	$(171,491)

The components of income tax (benefit) expense are as follows:

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2019	2018	2018	2017
	(in thousands)
Current
U.S. federal	$7,397	$945	$3,885	$2,676
U.S. state and local	2,117	54	229	62
United Kingdom	—	—	—	—
Total Current	$9,514	$999	$4,114	$2,738

Deferred
U.S. federal	$(6,372)	$(1,166)	$(263)	$(3,685)
U.S. state and local	(3,326)	(99)	(54)	(85)
United Kingdom	—	—	—	—
Total Deferred	$(9,698)	$(1,265)	$(317)	$(3,770)
Total income tax (benefit) expense	$(184)	$(266)	$3,797	$(1,032)

As of December 31, 2019, December 31, 2018, September 30, 2018, and September 30, 2017, respectively, the tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows:

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2019	2018	2018	2017
	(in thousands)
Deferred tax assets:
Net operating losses	$106,421	$94,999	$94,570	$46,379
Research and development tax credits	668	180	180	506
Share-based compensation	14,515	10,057	8,745	7,496
Accrued expenses	3,268	2,275	2,320	1,787
Capitalized costs	1,688	3,219	—	—
Operating lease liabilities	1,837	—	—	—
Rebates and allowances	5,172	136	—	—
Depreciation	279	—	—	—
Other	428	689	291	199
Total gross deferred tax assets, net of valuation allowance	134,276	111,555	106,106	56,367
Valuation allowance	(114,525)	(101,606)	(97,462)	(46,126)
	19,751	9,949	8,644	10,241
Deferred tax liabilities:
Depreciation	—	$(1,229)	$(1,310)	$(2,220)
Operating lease assets	(1,628)	—	—	—
Deferred revenue	—	—	—	(1,216)
Total gross deferred tax liabilities	(1,628)	(1,229)	(1,310)	(3,436)
Net of deferred tax assets and liabilities	$18,123	$8,720	$7,334	$6,805

A valuation allowance of $114.5 million, $101.6 million, $97.5 million, and $46.1 million at December 31, 2019, December 31, 2018, September 30, 2018 and 2017, respectively, has been recognized to offset net deferred tax assets where realization of such assets is uncertain.  The valuation allowances are primarily related to deferred tax assets for operating loss carryforwards and temporary differences related to share-based compensation expense of the Company’s U.K. operations.

The following table reconciles the Company’s effective tax rate to the United Kingdom statutory rate:

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2019	2018	2018	2017
Tax, computed at the U.K. statutory rate	19.0%	19.0%	19.0%	19.5%
Non-deductible expenses	(5.2%)	(0.2%)	(0.1%)	(0.6%)
U.S. research tax credits, net	39.3%	0.4%	0.9%	1.6%
Surrender of R&D expenditures for U.K. research tax credits, net	(1.9%)	—	(0.1%)	(5.7%)
Foreign Derived Intangible Income	6.8%	0.8%	—	—
Share-based compensation	61.2%	0.2%	0.9%	2.1%
Changes in valuation allowances	(96.2%)	(19.6%)	(20.5%)	(16.2%)
State rate change	13.5%	—	—	—
Current/Deferred tax rate differential	(21.4%)	—	—	—
Overseas profits taxed at different rates	(13.9%)	(0.1%)	(0.3%)	—
Remeasurement of deferred taxes from 2017 Tax Act	0.0%	—	(1.0%)	—
Other	0.8%	(0.1%)	(0.1%)	(0.1%)
Effective income tax rate	2.0%	0.4%	(1.3%)	0.6%

The Company is headquartered in the United Kingdom and has subsidiaries in the United Kingdom, United States, Europe, and Australia.

The Company incurs tax losses in the United Kingdom. The weighted-average U.K. corporate tax rate for the year ended December 31, 2019, three months ended December 31, 2018, and years ended September 30, 2018, and 2017 was 19.0%, 19.0%, 19.0%, and 19.5%, respectively. The United Kingdom’s 2016 Finance Bill, which was enacted on September 15, 2016, contained reductions in corporation tax to 19% from April 1, 2017 and 17% from April 1, 2020. The Company used a 17% tax rate as of December 31, 2019 in respect of the measurement of deferred taxes arising in the United Kingdom, which reflects the currently enacted tax rate based upon the anticipated timing of the unwinding of the deferred tax balances.

As of December 31, 2019, the Company had U.K. net operating loss carryforwards of approximately $626.0 million. Unsurrendered U.K. tax losses and tax credit carryforwards can be carried forward indefinitely to be offset against future taxable profits, however this is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward.

The Company’s subsidiary in the United States has generated taxable profits due to the commercialization of Epidiolex in the United States and service agreements between the Company’s subsidiaries in the United States and the United Kingdom. The U.S. federal corporate tax rate for the year ended December 31, 2019, three months ended December 31, 2018, and years ended September 30, 2018 and 2017 was 21.0%, 21.0%, 24.5%, and 35%, respectively. The U.S. federal statutory tax rate has decreased due to U.S. tax reform which was enacted in December 2017.

The impact of income taxes outside of the United States and United Kingdom are not significant.

The Company’s tax returns are subject to examination in the U.K. and U.S. The Company is no longer subject to examinations by tax authorities for tax years ended September 30, 2017 and prior in the United Kingdom. The Company’s U.K. income tax returns have been submitted to Her Majesty’s Revenue and Customs through the period ended December 31, 2018 and may be subject to audit until December 31, 2020. The Company is subject to examinations by U.S. Federal tax authorities for tax years ended December 31, 2018 and September 30, 2018, 2017, and 2016, and by state authorities for the tax years ended December 31, 2018 and September 30, 2018, 2017, 2016, and 2015. The California Franchise Tax Board has initiated an income tax audit of the Company’s U.S. subsidiary for tax years ended September 30, 2017, 2016, and 2015.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. The Company’s total amount of unrecognized tax benefits was $2.4 million, $1.9 million, $1.8 million, and $1.1 million as of December 31, 2019, December 31, 2018, September 30, 2018 and 2017, respectively. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense and unrecognized tax benefits.  The amounts accrued for interest and penalty charges as of December 31, 2019, December 31, 2018, September 30, 2018 and 2017 were not significant.  If recognized, $2.4 million would affect the effective tax rate.  The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2019 will significantly change within the next twelve months.

The reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2019	2018	2018	2017
	(in thousands)
Balance, beginning of period	$1,943	$1,826	$1,134	$884
Additions for tax positions related to current year	416	34	771	453
Additions for tax positions related to prior years	32	83	46	18
Reduction for tax positions related to prior years	—	—	(125)	(221)
Balance, end of period	$2,391	$1,943	$1,826	$1,134

Note 10: Commitments and Contingencies

Landlord Financing

In 2013, the Company entered into an agreement with its landlord for the construction of a new production facility. In conjunction with agreement, the Company’s landlord provided $13.1 million of funding to the Company for the internal fit out of the production facility. The repayment of this landlord financing takes the form of quarterly rent payments over a 15-year period that commenced in May 2016. The landlord financing liability is accounted for at amortized cost using the effective interest method at a rate of 7.0%. As of December 31, 2019 and 2018, the total landlord financing liability balance was $9.7 million and $10.0 million, respectively and included in “other current liabilities” and “other liabilities” in the Company’s consolidated balance sheets.

Legal Proceedings

As of December 31, 2019, the Company was not a party to any material legal proceedings. The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Note 11: Leases

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

Leases are classified at lease commencement as either operating leases or finance leases. Operating lease assets are included in non-current assets and operating lease liabilities are included in other current liabilities and operating lease liabilities in our consolidated balance sheets. Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease assets are included in property, plant and equipment, net, and finance lease liabilities are included in other current liabilities and finance lease liabilities in our consolidated balance sheets. Finance lease cost is recognized as depreciation expense of fixed assets and interest expense on finance lease liabilities. Leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets and expense for these leases is recognized on a straight-line basis over the lease term.

The Company’s lease costs consist of the following:

Year Ended December 31,
2019
(in thousands)
Lease cost
Operating lease cost (1)	$7,446
Finance lease cost
Amortization of leased assets	383
Interest on lease liabilities	403
Total lease cost	$8,232

(1)	Includes short-term lease expense and variable cost, which are immaterial.

For the year ended December 31, 2019, approximately $2.7 million of operating and finance lease cost related to manufacturing operations was capitalized into inventory.

The following table summarizes cash flow information related to the Company’s lease obligations:

Year Ended December 31,
2019
(in thousands)
Operating cash used for operating leases	$7,081
Operating cash used for finance leases	$403
Financing cash used for finance leases	$389

In the year ended December 31, 2019, $7.6 million of operating lease assets were exchanged for lease liabilities related to newly commenced leases.

The following table summarizes the Company’s lease assets and liabilities:

As of December 31,
2019
(in thousands)
Lease assets
Operating lease assets	$24,916
Finance lease assets	5,571
Total lease assets	$30,487

Lease liabilities
Current
Operating lease liabilities	5,902
Finance lease liabilities	305
Non-current
Operating lease liabilities	21,650
Finance lease liabilities	5,573
Total lease liabilities	$33,430

The following table summarizes other supplemental information related to the Company’s lease obligations:

As of December 31,
2019
Weighted average remaining lease term (years)
Operating leases	7.2
Finance leases	14.2

Weighted average discount rate
Operating leases	5.5%
Finance leases	7.6%

The Company’s future minimum annual lease payments under operating and finance leases as of December 31, 2019 are as follows:

	Operating Leases	Finance Leases
	(in thousands)
2020	5,900	729
2021	5,498	729
2022	4,599	721
2023	3,782	718
2024	3,701	718
Thereafter	11,437	6,173
Total lease payments	$34,917	$9,788
Future cash lease incentives	746	—
Less amounts representing interest	6,619	3,910
Total lease obligations	$27,552	$5,878

Prior to January 1, 2019, the Company accounted for leases under the previous U.S. GAAP lease guidance, Accounting Standards Codification Topic 840, Leases. Rent expense for operating leases was $1.8 million and $5.7 million for the three months ended December 31, 2018 and year ended September 30, 2018, respectively. The aggregate future minimum rent payments under leases in effect as of December 31, 2018 were $6.4 million in 2019, $6.9 million in 2020, $5.7 million in 2021, $4.2 million in 2022, $2.8 million in 2023, and $11.8 million thereafter.

Note 12:  Sale of Priority Review Voucher

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

Note 13:  Financial Statements and Supplementary Data (Unaudited)

The following interim financial information reflects all normal recurring adjustments necessary to fairly present the Company’s quarterly financial results. The summarized quarterly data for the year ended December 31, 2019, three months ended December 31, 2018, and year ended September 30, 2018 are as follows:

	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
	(in thousands, except share and per share amounts)
Revenue	$39,247	$72,038	$90,971	$109,076
Operating loss	(51,337)	(29,322)	(17,658)	(20,108)
Net (loss) income attributable to ordinary shareholders	(50,064)	79,748	(13,757)	(24,946)
Net (loss) income per ordinary share, basic	(0.14)	0.21	(0.04)	(0.07)
Net (loss) income per ordinary share, diluted	(0.14)	0.21	(0.04)	(0.07)
Weighted average shares outstanding, basic	369,823	371,712	372,246	372,447
Weighted average shares outstanding, diluted	369,823	377,435	372,246	372,447

	December 31,	March 31,	June 30,	September 30,	December 31,
	2017	2018	2018	2018	2018
	(in thousands, except share and per share amounts)
Revenue	$3,992	$3,041	$3,284	$2,420	$6,654
Operating loss	(58,548)	(68,242)	(81,406)	(80,607)	(73,344)
Net loss attributable to ordinary shareholders	(61,816)	(69,461)	(84,011)	(79,879)	(71,906)
Net loss per ordinary share, basic and diluted	(0.20)	(0.20)	(0.25)	(0.23)	(0.20)
Weighted average shares outstanding, basic and diluted	313,730	340,252	340,457	341,302	366,458

Note 14: Transition Period

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