Form 10-Q
period 2020-03-31
GW PHARMACEUTICALS PLC
filed 2020-05-11
CIK 1351288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, 372,956,372 shares were outstanding including 360,528,468 shares held as American Depositary Shares, each representing twelve Ordinary Shares, par value of £0.001 per share and 12,427,904 Ordinary Shares.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$500,935	$536,933
Accounts receivable, net	62,209	48,883
Inventory	89,056	85,528
Prepaid expenses and other current assets	20,546	28,292
Total current assets	672,746	699,636
Property, plant, and equipment, net	122,882	127,765
Operating lease assets	23,199	24,916
Intangible assets	5,951	—
Goodwill	6,959	6,959
Deferred tax assets	18,123	18,123
Other assets	4,517	4,850
Total assets	$854,377	$882,249
Liabilities and stockholders’ equity
Accounts payable	$18,345	$9,990
Accrued liabilities	77,479	99,374
Current tax liabilities	998	437
Other current liabilities	6,650	7,760
Total current liabilities	103,472	117,561
Long-term liabilities:
Finance lease liabilities	5,157	5,573
Operating lease liabilities	20,028	21,650
Other liabilities	10,715	11,431
Total long-term liabilities	35,900	38,654
Total liabilities	139,372	156,215
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock - Ordinary shares par value £0.001; 372,562,088 shares outstanding as of March 31, 2020; 371,068,436 shares outstanding as of December 31, 2019	573	570
Additional paid-in capital	1,643,407	1,632,046
Accumulated deficit	(845,924)	(837,959)
Accumulated other comprehensive loss	(83,051)	(68,623)
Total stockholders’ equity	715,005	726,034
Total liabilities and stockholders’ equity	$854,377	$882,249

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Product net sales	$120,532	$38,974
Other revenue	101	273
Total revenues	120,633	39,247
Operating expenses
Cost of product sales	10,769	5,131
Research and development	45,874	30,375
Selling, general and administrative	71,183	55,078
Total operating expenses	127,826	90,584
Loss from operations	(7,193)	(51,337)
Interest income	1,269	2,087
Interest expense	(284)	(265)
Foreign exchange loss	(20)	(1,114)
Loss before income taxes	(6,228)	(50,629)
Income tax expense (benefit)	1,737	(565)
Net loss	$(7,965)	$(50,064)

Net loss per share:
Basic	$(0.02)	$(0.14)
Diluted	$(0.02)	$(0.14)

Weighted average shares outstanding:
Basic	373,831	369,823
Diluted	373,831	369,823

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(7,965)	$(50,064)
Foreign currency translation adjustments	(14,428)	3,798
Comprehensive loss	$(22,393)	$(46,266)

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2019	371,069	$570	$1,632,046	$(837,959)	$(68,623)	$726,034
Issuance of common stock from exercise of stock options	1,493	3	—	—	—	3
Net loss	—	—	—	(7,965)	—	(7,965)
Share-based compensation	—	—	11,361	—	—	11,361
Other comprehensive loss	—	—	—	—	(14,428)	(14,428)
Balances at March 31, 2020	372,562	$573	$1,643,407	$(845,924)	$(83,051)	$715,005

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2018	366,617	$564	$1,581,144	$(828,940)	$(78,688)	$674,080
Issuance of common stock from exercise of stock options	1,996	3	770	—	—	773
Net loss	—	—	—	(50,064)	—	(50,064)
Share-based compensation	—	—	11,142	—	—	11,142
Other comprehensive income	—	—	—	—	3,798	3,798
Balances at March 31, 2019	368,613	$567	$1,593,056	$(879,004)	$(74,890)	$639,729

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(7,965)	$(50,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	60	797
Share-based compensation	11,361	11,142
Depreciation and amortization	2,656	2,417
Other	27	—
Changes in operating assets and liabilities:
Accounts receivable, net	(13,630)	(14,998)
Inventory	(8,928)	(14,295)
Prepaid expenses and other current assets	5,377	(874)
Other assets	885	659
Accounts payable	8,585	1,998
Current tax liabilities	1,726	(654)
Accrued liabilities	(16,953)	6,328
Other liabilities	(1,799)	(838)
Net cash used in operating activities	(18,598)	(58,382)
Cash flows from investing activities
Additions to property, plant and equipment	(6,361)	(12,087)
Additions to capitalized software	(535)	(199)
Additions to intangible assets	(6,404)	—
Net cash used in investing activities	(13,300)	(12,286)
Cash flows from financing activities
Proceeds from exercise of stock options	3	773
Payments on finance leases	(73)	(179)
Payments on landlord financing obligation	(143)	(138)
Net cash (used in) provided by financing activities	(213)	456
Effect of exchange rate changes on cash	(3,887)	384
Net decrease in cash and cash equivalents	(35,998)	(69,828)
Cash and cash equivalents at beginning of period	536,933	591,497
Cash and cash equivalents at end of period	$500,935	$521,669
Supplemental disclosure of cash flow information:
Income taxes paid	10	88
Interest paid	285	265
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	1,661	714
Right-of-use asset obtained in exchange for operating liabilities	275	—

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

The condensed consolidated balance sheet as of December 31, 2019 was derived from audited annual financial statements but does not include all annual disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash and cash equivalents, trade receivables, interest and other receivables, and accounts payable and accrued liabilities, approximate fair value due to the relative short-term nature of these instruments.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and doubtful accounts. Allowances for prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of March 31, 2020, the allowance for doubtful accounts was $0.2 million. At December 31, 2019, the allowance for doubtful accounts was $0.3 million. No accounts were written off during the periods presented.

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

Epidiolex Product Net Sales

In the United States, the Company sells Epidiolex to specialty pharmacies (SPs) and specialty distributors (SDs). The Company recognizes revenue from product sales upon receipt of product at the SPs and SDs, the date at which the control is transferred, net of the following allowances which are reflected either as a reduction to the related account receivable or as an accrued liability, depending on how the allowance is settled:

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

In September 2019, the Company announced that the European Commission (EC) approved the marketing authorization for Epidyolex (the trade name in Europe for Epidiolex) for use as adjunctive therapy of seizures associated with Lennox‑Gastaut syndrome (LGS) or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. The Company has launched Epidyolex in Germany and the U.K. and recognizes revenue from product sales in Europe upon delivery of the product, which is the point at which control of the goods is transferred to the customer. The Company recognizes revenue net of standard discounts and allowances, which are reflected as accrued liabilities.

The Company also sells Epidiolex in certain markets outside of the United States under early access programs that enable patients to receive the product prior to regulatory approval. Revenue under early access programs is generally recognized when the product is delivered.

The total amount deducted from gross sales for the allowances described above for the three months ended March 31, 2020 and 2019 was $31.1 million and $7.5 million, respectively.

Sativex Product Net Sales

Sativex is sold outside of the United States for the treatment of spasticity due to multiple sclerosis, or MS, pursuant to license agreements with commercial partners and, beginning in the first quarter of 2020, directly to customers in the U.K.

Under the license agreements, the Company sells fully labeled Sativex vials to its commercial partners for a contractually agreed price, which is generally based on percentages of the commercial partners’ in-market net selling price charged to end customers. Product net sales revenue related to Sativex shipments to commercial license partners is recognized when shipped, at which point the customer obtains control of the product.

In the U.K., the Company recognizes revenue from product sales of Sativex upon delivery of the product, which is the point at which control of the goods is transferred to the customer. The Company recognizes revenue net of standard discounts and allowances, which are reflected as accrued liabilities.

The Company also commercializes Sativex in Australia and New Zealand through a consignment relationship with a local distributor. Product net sales revenues related to Sativex sales in Australia and New Zealand are recognized when the product is sold through to the end customer.

Other Revenue

The Company’s other revenue primarily consists of research and development fee revenue and variable consideration milestone payments related to the Sativex license agreements.

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

Research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. Reimbursable research and development tax and expenditure credits were $0.8 million for the three months ended March 31, 2020 and 2019.

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

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Securities (“CARES”) Act into law.  The Act includes several significant provisions for corporations, including the usage of net operating losses, interest deductions and payroll benefits. The Company is evaluating the impact of the Act and does not expect any material impact to the financial statements.

Recently Issued Accounting Standards

Accounting Standards Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments:

In June 2016, the FASB issued ASU 2016-13, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods. We adopted this guidance as of January 1, 2020. Under the current expected credit loss model, we have adopted a provision matrix approach, utilizing historical loss rates based on the number of days past due, adjusted to reflect current economic conditions and forecasts of future economic conditions. The adoption of ASU 2016-13 had an immaterial impact on the Company’s interim unaudited condensed consolidated financial statements.

ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes:

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have not early adopted this ASU for 2019.  The ASU is currently not expected to have a material impact on our interim unaudited condensed consolidated financial statements.

Note 3: Sativex License Agreements

The Company has entered into license agreements for Sativex with major pharmaceutical companies that provide the license partners with exclusive rights in a defined geographic territory to commercialize Sativex for all indications. The Company has retained the exclusive right to manufacture and supply Sativex to license partners on commercial supply terms for the duration of the commercial life of the product. In the first quarter of 2020, the Company reacquired the rights to commercialize Sativex in the U.K. from Bayer AG for approximately $6.4 million. The Company capitalized the cost to reacquire license as an intangible asset and will amortize the asset over its five-year estimated useful life.

In 2007, the Company entered into an exclusive license agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the development and commercialization of Sativex in the United States. In December 2017, the Company entered into a mutual termination agreement with Otsuka to return the rights to develop and commercialize Sativex in the United States to the Company. As part of the termination agreement, the Company agreed to pay Otsuka a contingent future milestone payment of $10 million if Sativex achieves FDA approval in the U.S. and a total of $30 million of potential sales-based milestones if U.S. sales of Sativex reach certain thresholds. As of March 31, 2020, no amounts have been accrued related to the contingent payments because it is not probable that the milestones will be achieved.

Note 4: Fair Value Measurements

At March 31, 2020 and December 31, 2019, the Company’s cash equivalents consisted of money market funds, which are classified as Level 1 within the fair value hierarchy defined by authoritative guidance.

Securities classified as Level 1 are valued using quoted market prices. The Company does not hold any securities classified as Level 2, which are securities valued using inputs that are either directly or indirectly observable, or Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

Note 5: Composition of Certain Balance Sheet Captions:

Inventory consisted of the following:

	March	December 31,
	2020	2019
	(in thousands)
Raw materials	$2,201	$1,976
Work in process	81,232	78,547
Finished goods	5,623	5,005
	$89,056	$85,528

Property, plant and equipment, net, consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Buildings	$4,436	$4,725
Machinery and equipment	34,535	36,323
Leasehold improvements	42,815	42,744
Office and IT equipment	5,106	3,837
Construction-in-process	74,076	78,485
	160,968	166,114
Accumulated depreciation	(38,086)	(38,349)
	$122,882	$127,765

Depreciation of property, plant, and equipment was $2.1 million for the three months ended March 31, 2020 and 2019. The Company did not have any significant property, plant, or equipment write-offs in the three months ended March 31, 2020 and 2019.

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Accrued compensation and benefits	$15,869	$25,469
Accrued vendor fees	20,250	29,731
Clinical trial accruals	8,886	10,382
Accrued growing fees	2,910	3,818
Accrued sales rebates and discounts	24,218	22,995
Other	5,346	6,979
	$77,479	$99,374

Other current liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Finance lease liabilities	$292	$305
Operating lease liabilities	5,788	5,902
Landlord financing	570	595
Other	—	958
	$6,650	$7,760

Other liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Landlord financing obligation	$8,443	$9,152
Other	2,272	2,279
	$10,715	$11,431

Note 6: Earnings Per Share

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

The Company incurred net losses for the three months ended March 31, 2020 and 2019 and therefore did not include potentially dilutive common stock equivalents in the computation of diluted net loss per share. For the three months ended March 31, 2020 and 2019, options totaling approximately 13.7 million and 12.4 million ordinary shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

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

The table below summarizes the total share-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Research and development	$2,299	$2,398
Sales, general and administrative	8,260	8,113
	$10,559	$10,511

For the three months ended March 31, 2020 and 2019, $0.8 million and $0.6 million of share-based compensation related to manufacturing operations was capitalized into inventory, respectively.

Note 8: Commitments and Contingencies

As of March 31, 2020, the Company was not a party to any material legal proceedings. The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, the expected impact of COVID-19 on our business, any predictions, opinions, expectations, plans, strategies, objectives and any statements of assumptions underlying any of the foregoing relating to the company's current and future business and operations, including, but not limited to, financial matters, development activities, clinical trials and regulatory matters, manufacturing and supply operations, and product sales and demand. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only at the date they were made, and we undertake no obligation to update or to review any estimate and/or forward-looking statement because of new information, future events or other factors.  Statements of past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," or other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: those associated with the COVID-19 pandemic, clinical trial or commercial results or new product approvals and adoption; unpredictability of product launches; competitive dynamics; changes to reimbursement for the company's products; the company’s success in developing new products and avoiding manufacturing and quality issues; the impact of currency exchange rates; the timing or results of research and development and clinical trials; unanticipated actions by the U.S. Food and Drug Administration and other regulatory agencies; unexpected litigation impacts or expenses; and other risks detailed under “Risk Factors” in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2019, as such risks and uncertainties may be amended, supplemented or superseded from time to time by subsequent reports on Forms 10-Q and 8-K we file with the Securities and Exchange Commission from time to time. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary cannabinoid product platform in a broad range of disease areas. In over 20 years of operations, we have established a world leading position in the science, development, and commercialization of plant-derived cannabinoid therapeutics through our proven drug discovery and development processes, our intellectual property portfolio, and regulatory, manufacturing, and commercial expertise.

Our lead cannabinoid product is Epidiolex®, a pharmaceutical formulation comprising highly purified plant-derived cannabidiol (CBD) for which we retain global commercial rights. Epidiolex is approved in the United States for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS) and Dravet syndrome, in patients two years of age and older. LGS and Dravet syndrome are severe childhood-onset, drug-resistant epilepsy syndromes. We launched Epidiolex in the United States on November 1, 2018. On April 6, 2020, we announced that we received notification from the United States Drug Enforcement Administration confirming that Epidiolex is no longer subject to the Controlled Substances Act, effective immediately.

Epidyolex® (the trade name in Europe for Epidiolex) was approved in September 2019 by the European Commission (EC) use as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older.  We have launched Epidyolex in Germany and the U.K. and are planning launches in France, Italy, and Spain during 2020.

We continue to develop Epidiolex for additional indications.  In February of this year, we filed a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration (FDA) for the treatment of seizures associated with Tuberous Sclerosis Complex (TSC), a rare genetic disorder that causes non-malignant tumors to form in many different organs that affects approximately 50,000 individuals in the United States and one million worldwide.  FDA has accepted our sNDA for filing with Priority Review and set a goal date for completion of the review of July 31, 2020.  We applied for approval of TSC in Europe in March 2020.  These filings follow our announcement of positive results from a Phase 3 trial in the use of Epidiolex to treat seizures associated with TSC.  We have received Orphan Drug Designation from the FDA and the Committee for Orphan Medical Products (COMP) for TSC (we previously received the same designations for Dravet syndrome and LGS).

We have begun recruiting patients for a pivotal trial of Epidiolex in the treatment of Rett syndrome, a rare, non-inherited neurodevelopmental disorder affecting approximately one in 10,000 to 15,000 live female births. This trial will focus on the behavioral abnormalities associated with the disorder.

We have a deep pipeline of additional cannabinoid product candidates that includes compounds in Phase 1, Phase 2, and Phase 3 trials.   Our most advanced pipeline asset is nabiximols, for which we expect to commence a pivotal clinical program in the second half of 2020 in the treatment of spasticity due to multiple sclerosis.  We anticipate commercializing nabiximols in the U.S. using our in-house commercial organization.  Nabiximols is already approved in over 25 countries outside the U.S. for the treatment of spasticity due to multiple sclerosis under the brand name Sativex®.  We are advancing plans to commence additional clinical programs for nabiximols in 2020 in spasticity due to spinal cord injury and post-traumatic stress disorder.

In addition to nabiximols, our pipeline includes cannabinoid product candidates for schizophrenia, autism spectrum disorder, and Neonatal Hypoxic Ischemic Encephalopathy.

We have seven years of orphan exclusivity plus the potential six-month pediatric extension (to be filed) for Epidiolex, and we seek to protect Epidiolex through the expansion of our patent portfolio. Our patent portfolio relating to the use of CBD in the treatment of epileptic encephalopathies includes 35 distinct patent families that are either granted or filed. Most of the patent families in this portfolio claim the use of CBD in the treatment of particular childhood epilepsy syndromes, seizure sub-types and interactions with other concomitantly dosed anti-seizure drugs. To date, we have obtained thirteen patents and received notices of allowance for a further two from the U.S. Patent and Trademark Office, or USPTO, including claims for the use of CBD for the treatment of seizures in LGS and Dravet syndrome; seizure sub-types including convulsive, drop and atonic seizures associated with both LGS and Dravet syndrome; as well as the use of CBD with clobazam, and the teaching that dose adjustment may be needed when concomitantly prescribed. To date, we have ten patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book). These patents have expiry to 2035. We recently filed an international patent application based on promising data that we believe demonstrates that Epidiolex is more efficacious than synthetic CBD at the same concentration in a mouse model of seizures. Unlike synthetic CBD, Epidiolex comprises up to 2% of other cannabinoids. It would appear from this early data that the presence of these cannabinoids, albeit in small amounts, provides an additional benefit over CBD alone in an animal model of epilepsy.  This patent, if granted, will have an expiry date of 2039. We continue to identify novel findings and submit patent applications resulting from the Epidiolex development program and we expect additional grants from these applications.

Impact of COVID-19 on our Business

In March 2020, the World Health Organization categorized the Coronavirus disease 2019 ("COVID-19") as a pandemic. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain or treat it, its impact and the economic impact on local, regional, national and international markets.

To date, we have been able to continue to supply our products to our patients and license partners and currently do not anticipate any interruptions in supply. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our sales, expenses, manufacturing and clinical trials.

While we did not see a significant impact on our product net sales in the first quarter of 2020 from COVID-19, we are monitoring the demand for our products in light of the stay-at-home orders in place in both the United States and Europe, as well as the impact of health care systems diverting resources to care for COVID-19 patients. We have suspended in-person interactions by our customer-facing personnel in healthcare settings and we are engaging with these stakeholders remotely as we seek to continue to support healthcare professionals and patient care. While we may benefit modestly in the near term from customers increasing their levels of stock in anticipation of any potential interruptions from the pandemic, over the longer term we may see a negative impact on product net sales from fewer patients visiting their healthcare provider to initiate, change or receive therapy.

We continue to operate our manufacturing facilities at normal levels. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers ability to manufacture our products.

While we are currently continuing the clinical trials we have underway in sites across the globe, we have currently stopped enrolling new patients for existing trials and we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our planned clinical trials and other research and development activities during the remainder of 2020.

In the U.S. and the U.K., our office-based employees have been working from home since early March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facilities.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

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

For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

The adoption of new accounting standards is discussed in Note 2 to our interim unaudited condensed consolidated financial statements.

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Increase/Decrease
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$120,532	$38,974	$81,558
Other revenue	$101	273	(172)
Total revenues	120,633	39,247	81,386
Operating expenses:
Cost of product sales	10,769	5,131	5,638
Research and development	45,874	30,375	15,499
Selling, general and administrative	71,183	55,078	16,105
Total operating expenses	127,826	90,584	37,242
Loss from operations	(7,193)	(51,337)	44,144
Interest income	1,269	2,087	(818)
Interest expense	(284)	(265)	(19)
Foreign exchange loss	(20)	(1,114)	1,094
Loss before income taxes	(6,228)	(50,629)	44,401
Income tax expense (benefit)	1,737	(565)	2,302
Net loss	$(7,965)	$(50,064)	$42,099

Product net sales

Epidiolex, our treatment for certain severe childhood-onset, drug-resistant epilepsy syndromes, was launched in the United States in November 2018 and in certain European markets in late 2019. We also sell Epidiolex through certain early access programs outside of the United States. Sativex, our treatment for spasticity due to multiple sclerosis, is sold outside of the United States, primarily through license agreements with commercial partners. In March 2020, we reacquired the rights to sell Sativex in the U.K. and began to record direct sales in that market.

Product net sales for the three months ended March 31, 2020 consists of $116.1 million in net sales of Epidiolex and $4.4 million in net sales of Sativex. Product net sales for the three months ended March 31, 2019 consists of $34.7 million in net sales of Epidiolex and $4.3 million in net sales of Sativex. The $81.6 million increase in product net sales for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the growth of U.S. Epidiolex revenue and the launch of Epidiolex in certain European markets.

We did not see a significant impact on our product net sales in the first quarter of 2020 from COVID-19, but there is a potential of a negative impact on our future revenues from declines in customer orders and delays in starting new patients on our products due to the stay-at-home orders in place in both the United States and Europe, as well as the impact of health care systems diverting resources to care for COVID-19 patients.

Other revenue

Other revenue for the three months ended March 31, 2020 and 2019 consists of remaining development fees related to the Otsuka license agreement that was terminated in December 2017.

Cost of product sales

Cost of sales increased $5.6 million, or 110%, in the three months ended March 31, 2020 to $10.8 million, or 9% of product net sales, compared to $5.1 million, or 13% of product net sales in the three months ended March 31, 2019. The increase in cost of sales in dollars is primarily due to an increase in product net sales. The reduction in cost of sales as a percentage of product net sales is due to the positive impact of a higher mix of Epidiolex sales in the United States as a percentage of total product net sales in the quarter ended March 31, 2020 compared to the same period in the prior year.

Research and development expenses

We believe that our future revenues and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of March 31, 2020, we consider the following research and development projects to be our most significant late-stage product candidates:

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

We have completed our Phase 3 trial of Epidiolex for the treatment of TSC.  In May 2019, we reported positive top-line Phase 3 results and in December 2019 we reported additional positive trial data. On February 3, 2020, we announced that we submitted a supplemental new drug application for this indication. The FDA has accepted our sNDA for filing with Priority Review and set a goal date for completion of the review of July 31, 2020.  We applied for approval of TSC in Europe in March 2020.

In December 2017, we terminated our license agreement with Otsuka and we have reacquired full ownership of the development and commercialization rights to nabiximols in the United States. We have had several meetings with the FDA to discuss the optimal regulatory pathway for U.S. approval of nabiximols and are now in the process of planning an additional clinical program, which is expected to commence in the second half of 2020.

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

We track all research and development expenditures against detailed budgets but do not seek to allocate all research and development costs by individual project. The components of R&D expense for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
External clinical trial expense
Epidiolex	$5,913	$8,482
Nabiximols	1,413	72
Other programs	3,625	1,283
Total external clinical trial expense	10,951	9,837
Research and development tax and expense credits	(816)	(757)
Other internal research and development	35,739	21,295
Total research and development expense	$45,874	$30,375

Research and development expenses increased $15.5 million, or 51%, to $45.9 million for the three months ended March 31, 2020 compared to $30.4 million in 2019, primarily due to an increase in internal costs for early stage development programs, an increase in external clinical trial expenses for Nabiximols, as well as increased spending for the schizophrenia and Rett syndrome programs. These increases were partially offset by a reduction in expenses related to the Epidiolex open-label extension trial in the United States due to the transition of patients to commercial product.

We expect that the COVID-19 pandemic may directly or indirectly impact the timeline of some of our clinical trials and other research and development activities during the remainder of 2020, which may result in lower research and development expenses in 2020 than was previously anticipated.

Sales, general and administrative expenses

Sales, general and administrative, or SG&A, expenses consist primarily of salaries and benefits related to our executive, commercial, and corporate support functions, expenses associated with our commercial activities, and other general administration expenses.

We expect that sales, general and administrative expenses will increase in the future as we expand our operating activities and continue to build our commercial team in preparation for commercialization of Epydiolex in Europe.

SG&A expenses increased $16.1 million, or 29%, to $71.2 million for the three months ended March 31, 2020 compared to $55.1 million in 2019. The increase in SG&A expenses in 2020 was primarily due to an increase in employee-related expenses driven by the build-out of our commercial functions in Europe, an increase in all of our corporate support functions, and, to a smaller degree, an increase in insurance expenses and an increase audit and legal fees, partially offset by a decrease in travel related expenses during the second half of March due to the impact of COVID-19.

Interest income

Interest income decreased $0.8 million for the three months ended March 31, 2020 to $1.3 million compared to interest income of $2.1 million for the three months ended March 31, 2019. The decrease in interest income in is primarily due to lower average cash and cash equivalent balances and lower interest rates in 2020 compared to 2019.

Interest expense

Interest expense remained consistent for the three months ended March 31, 2020 and 2019. Interest expense is primarily related to our finance lease liabilities.

Foreign currency exchange gain (loss)

Foreign currency exchange gains and losses are driven primarily by cash balances and accounts payable denominated in a currency other than the transacting entity’s functional currency.

Foreign currency exchange loss for the three months ended March 31, 2020 was less than $0.1 million compared to a foreign currency exchange loss of $1.1 million for the three months ended March 31, 2019. The decrease in foreign exchange loss for three months ended March 31, 2020 compared to the loss for the three months ended March 31, 2019 was primarily due to changes in our cash balances and the strengthening of the U.S. dollar against the British pound.

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

Income tax expense for the three months ended March 31, 2020 was $1.7 million compared to an income tax benefit of $0.6 million for the three months ended March 31, 2019. Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom. The increase in income tax expense for 2020 was primarily related to excess tax deficiencies for stock compensation and higher pre-tax income.

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

We believe that our cash and cash equivalents as of March 31, 2020 of $500.9 million will be sufficient to fund our operations, including currently anticipated research and development activities and planned capital expenditures, for the foreseeable future, including for at least the next 12 months.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(18,598)	$(58,382)
Net cash used in investing activities	(13,300)	(12,286)
Net cash (used in) provided by financing activities	(213)	456
Cash and cash equivalents at end of period	$500,935	$521,669

Operating activities

As of March 31, 2020, we had cash and cash equivalents totaling $500.9 million compared to $521.7 million as of March 31, 2019. Net cash used in operating activities decreased by $39.8 million to $18.6 million for the three months ended March 31, 2020 compared to $58.4 million for the three months ended March 31, 2019. The decrease in cash used in operating activities is attributable to a $81.6 million increase in net product sales, partially offset by a $5.6 million increase in cost of product sales, a $16.1 million increase in SG&A expenses, $15.5 million increase in research and development spend, and a $2.0 million increase in cash used to fund changes in net operating assets and liabilities.

Investing activities

Net cash used in investing activities increased by $1.0 million to $13.3 million for the three months ended March 31, 2020 compared to net cash used in investing activities of $12.3 million for the three months ended March 31, 2019. The cash used in investing activities as of March 31, 2020 included $6.9 million in capital expenditures, primarily due to the continued expansion of our manufacturing facilities, and $6.4 million used to require the rights to commercialize Sativex in the U.K. from Bayer.

Financing activities

Net cash used in financing activities increased by $0.7 million to $0.2 million for the three months ended March 31, 2020 compared to financing activities providing cash of $0.5 million during the three months ended March 31, 2019. The increase in cash used in financing activities is primarily attributable to a decrease in proceeds received from the exercise of stock options.

Contractual Obligations

There have been no significant changes to the disclosure of payments we have committed to make under our contractual obligations as summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2019, in the section titled “management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Tabular Disclosure of Contractual Obligations.”

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Currency Risk

We are exposed to currency exchange rate risk because we operate in the United Kingdom, Europe, and the United States. Our manufacturing operations and a substantial portion of our research and development costs are incurred in our U.K.-based subsidiaries and are generally denominated in British pounds, which is also the functional currency of the U.K.-based subsidiaries. The functional currency of GW Pharmaceuticals plc and our U.S. subsidiary is the U.S. dollar. We do not use forward exchange contracts to manage currency exchange rate exposure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls in the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2020, the Company was not a party to any material legal proceedings. The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Item 1A.  Risk Factors

As of and for the period ended March 31, 2020, there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, except for the risk factors below, which have been updated:

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus

An epidemic or pandemic disease outbreak, including the recent COVID-19 outbreak, could cause significant disruption to our business operations or the operations of third-party suppliers and CROs upon whom we rely, as well as to our clinical trials, including as a result of significant restrictions or bans on travel where we conduct our clinical trials, as well as a diversion of healthcare resources away from the conduct of clinical trials. Such disruption could impede, delay, limit or prevent our employees and CROs from continuing research and development activities, the production, delivery or release of our product candidates to our clinical trial sites, as well as clinical trial investigators, patients or other critical staff from traveling to or otherwise continuing to participate in our clinical trials, and delay data collection and analysis and other related activities, any of which could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members in the U.S. and U.K. excluding those necessary to maintain minimum basic operations. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business.

The COVID-19 outbreak could also potentially affect the operations of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to market our drugs effectively and raise capital when needed. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

Successful commercialization of Epidiolex is subject to many risks. Prior to Epidiolex, we have only launched or commercialized one product, Sativex, outside of the U.S., and there is no guarantee that we will be able to continue to successfully commercialize Epidiolex for its approved indications. While we have established our commercial team and have hired our U.S. and European sales forces, we will need to continue to maintain and further develop the teams in order to successfully coordinate the commercialization of Epidiolex. Even if we are successful in maintaining and continuing to develop our commercial team, there are many factors that could cause the commercialization of Epidiolex to be unsuccessful, including a number of factors that are outside our control. Additionally, our revenues are concentrated on sales of Epidiolex in markets affected directly and indirectly by the COVID-19 pandemic.

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

The commercial success of Epidiolex and nabiximols depends on a number of factors beyond our control, including the willingness of physicians to prescribe Epidiolex and nabiximols to patients, payers’ willingness and ability to pay for the drug, the level of pricing achieved, patients’ response to Epidiolex and nabiximols and the ability of our marketing partners to generate sales. We have experienced an impact on our sales and marketing activities due to widespread restrictions on in-person meetings with healthcare professionals. During the first quarter 2020, our sales force in the U.S. was unable to meet in-person with doctors starting in the second half of March. As a result of the lower number of in-person meetings with prescribers and restrictions on patient movements due to government-mandated work-from-home or shelter-in-place policies, the rate of new prescriptions for Epidiolex may slow, which may impact our financial results.

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

The shipment, import and export of Epidiolex, nabiximols and our other product candidates require import and export licenses. In the U.S., the FDA, U.S. Customs and Border Protection and the DEA, and in the U.K., the

Home Office, and in other countries, similar regulatory authorities regulate the import and export of pharmaceutical products that contain controlled substances, including Epidiolex, nabiximols and our other product candidates. Specifically, the import and export process requires the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of Epidiolex, nabiximols and our product candidates may be held up in transit due to other factors such as the COVID-19 pandemic, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in a partial or total loss of revenue from one or more shipments of Epidiolex, nabiximols or our other product candidates. A partial or total loss of revenue from one or more shipments of Epidiolex, nabiximols or our other product candidates could have a material adverse effect on our business, results of operations and financial condition.

Business interruptions could delay us in the process of developing our product candidates and could disrupt our product sales.

Loss of our manufacturing facilities, our growing facilities, stored inventory or laboratory facilities through fire, theft or other causes, or loss of our botanical raw material due to pathogenic infection or other causes, and interruptions to our operations from a health epidemic such as COVID-19, which could cause interruption of, or delays in receiving, supplies due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, which could have an adverse effect on our ability to meet demand for Epidiolex or nabiximols or to continue product development activities and to conduct our business.  Failure to supply our partners with commercial product may lead to adverse consequences, including the right of partners to take over responsibility for product supply. We currently have insurance coverage to compensate us for business interruptions; however, to the extent such insurance covers pandemic-related losses, it may prove insufficient to fully compensate us for the damage to our business resulting from any significant property or casualty loss to our inventory or facilities.

We have significant and increasing liquidity needs and may require additional funding.

Our operations have consumed substantial amounts of cash since inception. As of December 31, 2019, we reported a net operating cash outflow of $123.5 million and a net cash inflow from investing activities of $61.6 million.

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the timing of FDA approval, if any and approvals in international markets of our product candidates, if at all;
•	the timing and amount of revenue from sales of our products, or revenue from grants or other sources;
•	the rate of progress and cost of our clinical trails and other product development programs;

•	costs of establishing or outsourcing sales, marketing and distribution capabilities;

•	costs and timing of completion of expanded in-house manufacturing facilities as well as any outsourced growing and commercial manufacturing supply arrangements for our product candidates;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates;

•	costs of operating as a U.S. public company;
•	the effect of competing technological and market developments;
•	personnel, facilities and equipment requirements;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control, such as the recent COVID-19 outbreak; and
•	the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.

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

Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to:

•	commercial sales of Epidiolex and Sativex;

•	our achievement of product development objectives and milestones;
•	clinical trial enrollment and expenses;
•	research and development expenses;

•	changes in insurance coverage of our patients;

•	business interruptions resulting from geopolitical actions, including war and terrorism, health epidemics such as COVID-19, or natural disasters including earthquakes, typhoons, floods and fires; and
•	timing and nature of contract manufacturing and contract research payments.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and clear or approve products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business

Separately, in response to COVID-19, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Product recalls or inventory losses caused by unforeseen events, cold chain interruption and testing difficulties may adversely affect our operating results and financial condition.

Epidiolex, nabiximols and our product candidates are manufactured and distributed using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture of our products, subjects us to production risks. While product batches released for use in clinical trials or for commercialization undergo sample testing, some defects may only be identified following product release. Some of our products must be stored and transported at temperatures within a certain range, which is known as “strict cold chain” storage and transportation. Further, we may experience production and distribution difficulties due to resource constraints or as a result of natural disasters, unstable political environments, or public health epidemics such as the recent COVID-19 outbreak. The occurrence or suspected occurrence of production and distribution difficulties can lead to lost inventories, and in some cases product recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays, substantial expense, lost sales and delays of new product launches.

The United Kingdom’s withdrawal from the European Union could lead to increased market volatility, which could adversely impact the market price of our ADSs and make it more difficult for us to do business in Europe or have other adverse effects on our business.

The United Kingdom officially left the European Union as a member state on January 31, 2020 and now has third country status. There now follows a transitional period during which the U.K. and the EU will attempt to conclude a free trade agreement (the “Transitional Period”). During the Transitional Period, the U.K. will abide by all EU laws and regulations. In the event that the U.K. and the EU cannot agree to the terms of such a free trade agreement, the Transitional Period will end on the December 31, 2020 unless an extension to this date is agreed. Currently, if the U.K. wishes to request an extension, it must do so by June 30, 2020.  To date, no extension has been requested and the U.K. government has reiterated its intention to conclude a free trade agreement before the end of 2020 and its intention to refuse any request from the EU to extend the current Transitional Period.  In the event that no free trade agreement is reached by the end of 2020, it is likely that cross-border trade between the United Kingdom and the EU will revert to world trade organization terms. Our distribution model in the EU with the marketing authorization and a hub in the Netherlands has been designed to mitigate the impact of this on our business as much as possible.  In addition, if no free trade agreement can be reached and the United Kingdom leaves the European Union with no free trade agreement, there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as on the regulatory process in Europe. As a result of this uncertainty, financial markets could experience volatility which could adversely affect the market price of our ADSs. We may also face new regulatory costs and challenges that could have a material adverse effect on our operations. In this regard, the EMA has already issued a notice reminding marketing authorization holders of centrally authorized medicinal products for human and veterinary use of certain legal requirements that need to be considered as part of Brexit, such as the requirement for the marketing authorization holder of a product centrally approved by the European Commission to be established in the European Union, and the requirement for some activities relating to centrally approved products, such as batch release and pharmacovigilance, to be performed in the European Union. As a result of the foregoing developments, and in the absence of any clear indication that any agreed form of a free trade agreement will contain a contrary requirement, we have taken steps to establish a network of subsidiary undertakings in the major European markets and have established pharmacovigilance and batch release operations in the European Union. Depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult. In addition, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue it could cause volatility in our financial results.

Item 6. Exhibits

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

3.1*	Substituted Articles of Association of GW Pharmaceuticals plc (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GW PHARMACEUTICALS PLC

Date:	May 11, 2020	By:	/s/ Justin Gover
Name: Justin Gover
Title: Chief Executive Officer

Date:	May 11, 2020	By:	/s/ Scott Giacobello
Name: Scott Giacobello
Title: Chief Financial Officer