Form 10-Q
period 2020-06-30
GW PHARMACEUTICALS PLC
filed 2020-08-10
CIK 1351288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, 373,717,172 Ordinary Shares were outstanding including 362,979,720 Ordinary Shares held as American Depositary Shares, each representing twelve Ordinary Shares, par value of £0.001 per share and 10,737,452 Ordinary Shares.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$477,557	$536,933
Accounts receivable, net	80,357	48,883
Inventory	99,620	85,528
Prepaid expenses and other current assets	30,183	28,292
Total current assets	687,717	699,636
Property, plant, and equipment, net	125,106	127,765
Operating lease assets	22,333	24,916
Intangible assets	5,627	—
Goodwill	6,959	6,959
Deferred tax assets	18,123	18,123
Other assets	4,715	4,850
Total assets	$870,580	$882,249
Liabilities and stockholders’ equity
Accounts payable	$16,238	$9,990
Accrued liabilities	93,313	99,374
Current tax liabilities	2,004	437
Other current liabilities	6,947	7,760
Total current liabilities	118,502	117,561
Long-term liabilities:
Finance lease liabilities	5,066	5,573
Operating lease liabilities	19,659	21,650
Other liabilities	10,416	11,431
Total long-term liabilities	35,141	38,654
Total liabilities	153,643	156,215
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock - Ordinary shares par value £0.001; 373,709,720 shares outstanding as of June 30, 2020; 371,068,436 shares outstanding as of December 31, 2019	575	570
Additional paid-in capital	1,655,500	1,632,046
Accumulated deficit	(854,752)	(837,959)
Accumulated other comprehensive loss	(84,386)	(68,623)
Total stockholders’ equity	716,937	726,034
Total liabilities and stockholders’ equity	$870,580	$882,249

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Product net sales	$121,230	$71,489	$241,762	$110,463
Other revenue	67	549	168	822
Total revenues	121,297	72,038	241,930	111,285
Operating expenses
Cost of product sales	8,708	6,620	19,477	11,751
Research and development	45,734	32,467	91,608	62,842
Selling, general and administrative	75,894	62,273	147,077	117,351
Total operating expenses	130,336	101,360	258,162	191,944
Loss from operations	(9,039)	(29,322)	(16,232)	(80,659)
Interest income	250	2,310	1,519	4,397
Interest expense	(297)	(268)	(581)	(533)
Other income	-	104,117	-	104,117
Foreign exchange gain	1,386	2,026	1,366	912
(Loss) income before income taxes	(7,700)	78,863	(13,928)	28,234
Income tax expense (benefit)	1,128	(885)	2,865	(1,450)
Net (loss) income	$(8,828)	$79,748	$(16,793)	$29,684

Net loss per share:
Basic	$(0.02)	$0.21	$(0.04)	$0.08
Diluted	$(0.02)	$0.21	$(0.04)	$0.08

Weighted average shares outstanding:
Basic	375,525	371,712	374,680	370,776
Diluted	375,525	377,435	374,680	376,674

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(8,828)	$79,748	$(16,793)	$29,684
Foreign currency translation adjustments	(1,335)	(4,878)	(15,763)	(1,080)
Comprehensive (loss) income	$(10,163)	$74,870	$(32,556)	$28,604

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2019	371,069	$570	$1,632,046	$(837,959)	$(68,623)	$726,034
Issuance of common stock from exercise of stock options	1,493	3	—	—	—	3
Net loss	—	—	—	(7,965)	—	(7,965)
Share-based compensation	—	—	11,361	—	—	11,361
Other comprehensive loss	—	—	—	—	(14,428)	(14,428)
Balances at March 31, 2020	372,562	$573	$1,643,407	$(845,924)	$(83,051)	$715,005
Issuance of common stock from exercise of stock options	1,147	2	—	—	—	2
Net loss	—	—	—	(8,828)	—	(8,828)
Common stock withheld for employee tax obligations	—		(1,223)			(1,223)
Share-based compensation	—	—	13,316	—	—	13,316
Other comprehensive loss	—	—	—	—	(1,335)	(1,335)
Balances at June 30, 2020	373,709	575	1,655,500	(854,752)	(84,386)	716,937

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2018	366,617	$564	$1,581,144	$(828,940)	$(78,688)	$674,080
Issuance of common stock from exercise of stock options	1,996	3	770	—	—	773
Net loss	—	—	—	(50,064)	—	(50,064)
Share-based compensation	—	—	11,142	—	—	11,142
Other comprehensive income	—	—	—	—	3,798	3,798
Balances at March 31, 2019	368,613	$567	$1,593,056	$(879,004)	$(74,890)	$639,729
Issuance of common stock from exercise of stock options	2,008	3	2,102	—	—	2,105
Net income	—	—	—	79,748	—	79,748
Share-based compensation	—	—	12,188	—	—	12,188
Other comprehensive loss	—	—	—	—	(4,878)	(4,878)
Balances at June 30, 2019	370,621	570	1,607,346	(799,256)	(79,768)	728,892

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(16,793)	$29,684
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(488)	882
Share-based compensation	24,677	23,330
Depreciation and amortization	5,514	4,808
Gain from sale of priority review voucher	—	(104,117)
Other	27	21
Changes in operating assets and liabilities:
Accounts receivable, net	(31,794)	(27,924)
Inventory	(19,669)	(27,070)
Prepaid expenses and other current assets	(4,312)	(6,819)
Other assets	1,884	1,542
Accounts payable	6,625	3,488
Current tax liabilities	2,732	619
Accrued liabilities	(599)	13,887
Other liabilities	(2,145)	(2,192)
Net cash used in operating activities	(34,341)	(89,861)
Cash flows from investing activities
Proceeds from sale of priority review voucher	—	104,117
Additions to property, plant and equipment	(11,362)	(22,515)
Additions to capitalized software	(1,455)	(1,017)
Additions to intangible assets	(6,404)	—
Net cash (used) provided by in investing activities	(19,221)	80,585
Cash flows from financing activities
Proceeds from exercise of stock options	5	2,878
Payments in connection with common stock withheld for employee tax obligation	(1,223)	—
Payments on finance leases	(146)	(250)
Payments on landlord financing obligation	(283)	(273)
Net cash (used in) provided by financing activities	(1,647)	2,355
Effect of exchange rate changes on cash	(4,167)	(893)
Net decrease in cash and cash equivalents	(59,376)	(7,814)
Cash and cash equivalents at beginning of period	536,933	591,497
Cash and cash equivalents at end of period	$477,557	$583,683
Supplemental disclosure of cash flow information:
Income taxes paid	251	3,907
Interest paid	581	533
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	1,727	856
Right-of-use asset obtained in exchange for operating liabilities	275	—

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

The condensed consolidated balance sheet as of December 31, 2019 was derived from audited annual financial statements but does not include all annual disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and doubtful accounts. Allowances for prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of June 30, 2020, the allowance for doubtful accounts was $0.3 million. At December 31, 2019, the allowance for doubtful accounts was $0.3 million. No accounts were written off during the periods presented.

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

The total amount deducted from gross sales for the allowances described above for the three and six months ended June 30, 2020 was $31.2 million and $62.3 million, respectively. The total amount deducted from gross sales for the allowances described above for the three and six months ended June 30, 2019 was $14.5 million and $22.0 million, respectively.

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

Research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. Reimbursable research and development tax and expenditure credits were $1.1 million and $1.9 million for the three and six months ended June 30, 2020, respectively, compared to $0.7 million and $1.5 million for the same periods in 2019.

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

The UK Finance Act 2020, originally introduced to Parliament as Finance Bill 2019-20, received Royal Assent from Her Majesty on July 22, 2020.  As a result, the main UK corporate income tax rate remains at 19% rather than the previously enacted reduction to 17%. The Company is currently evaluating the legislation and the effect of this change on its deferred tax balances; however, given the full valuation allowance currently recorded, there will be no impact to the financial statements.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Securities (“CARES”) Act into law.  The Act includes several significant provisions for corporations, including the usage of net operating losses, interest deductions and payroll benefits. The Company does not expect any material impact to the financial statements.

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

ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes:

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We have not early adopted this ASU for 2020.  The ASU is currently not expected to have a material impact on our interim unaudited condensed consolidated financial statements.

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

In 2007, the Company entered into an exclusive license agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the development and commercialization of Sativex in the United States. In December 2017, the Company entered into a mutual termination agreement with Otsuka to return the rights to develop and commercialize Sativex in the United States to the Company. As part of the termination agreement, the Company agreed to pay Otsuka a contingent future milestone payment of $10 million if Sativex achieves FDA approval in the U.S. and a total of $30 million of potential sales-based milestones if U.S. sales of Sativex reach certain thresholds. As of June 30, 2020, no amounts have been accrued related to the contingent payments because it is not probable that the milestones will be achieved.

Note 4: Fair Value Measurements

At June 30, 2020 and December 31, 2019, the Company’s cash equivalents consisted of money market funds, which are classified as Level 1 within the fair value hierarchy defined by authoritative guidance.

Securities classified as Level 1 are valued using quoted market prices. The Company does not hold any securities classified as Level 2, which are securities valued using inputs that are either directly or indirectly observable, or Level 3, which are securities valued using unobservable inputs. The Company has not transferred any investment securities between the classification levels.

Note 5: Composition of Certain Balance Sheet Captions:

Inventory consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Raw materials	$2,576	$1,976
Work in process	86,981	78,547
Finished goods	10,063	5,005
	$99,620	$85,528

Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Buildings	$4,423	$4,725
Machinery and equipment	35,516	36,323
Leasehold improvements	43,726	42,744
Office and IT equipment	5,288	3,837
Construction-in-process	76,270	78,485
	165,223	166,114
Accumulated depreciation	(40,117)	(38,349)
	$125,106	$127,765

Depreciation of property, plant, and equipment was $2.2 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, depreciation of property, plant, and equipment was $4.3 million and $4.2 million, respectively. The Company did not have any significant property, plant, or equipment write-offs in the three and six months ended June 30, 2020 and 2019.

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Accrued compensation and benefits	$21,092	$25,469
Accrued vendor fees	22,252	29,731
Clinical trial accruals	6,464	10,382
Accrued growing fees	2,422	3,818
Accrued sales rebates and discounts	34,289	22,995
Other	6,794	6,979
	$93,313	$99,374

Other current liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Finance lease liabilities	$295	$305
Operating lease liabilities	5,579	5,902
Landlord financing	579	595
Other	494	958
	$6,947	$7,760

Other liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Landlord financing obligation	$8,270	$9,152
Other	2,146	2,279
	$10,416	$11,431

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

The Company incurred net losses for the three and six months ended June 30, 2020 and therefore did not include potentially dilutive common stock equivalents in the computation of diluted net loss per share. For the three and six months ended June 30, 2020, options totaling approximately 15.8 million ordinary shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

The computations for basic and diluted EPS were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net (loss) income for basic and diluted EPS	$(8,828)	$79,748	$(16,793)	$29,684

Weighted-average shares for basic EPS	375,525	371,712	374,680	370,776
Effect of dilutive securities	—	5,723	—	5,898
Weighted-average shares for diluted EPS	375,525	377,435	374,680	376,674

Net (loss) income per share:
Basic EPS	$(0.02)	$0.21	$(0.04)	$0.08
Diluted EPS	$(0.02)	$0.21	$(0.04)	$0.08

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

The table below summarizes the total share-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development	$2,625	$2,443	$4,924	$4,841
Sales, general and administrative	9,909	9,074	18,169	17,187
	$12,534	$11,517	$23,093	$22,028

For the three months ended June 30, 2020 and 2019, $0.8 million and $0.7 million of share-based compensation related to manufacturing operations was capitalized into inventory, respectively. For the six months ended June 30, 2020 and 2019, $1.6 million and $1.3 million of share-based compensation related to manufacturing operations was capitalized into inventory, respectively.

Note 8: Commitments and Contingencies

As of June 30, 2020, the Company was not a party to any material legal proceedings. The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, the expected impact of COVID-19 on our business, any predictions, opinions, expectations, plans, strategies, objectives and any statements of assumptions underlying any of the foregoing relating to the company's current and future business and operations, including, but not limited to, financial matters, development activities, clinical trials and regulatory matters, manufacturing and supply operations, and product sales and demand. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only at the date they were made, and we undertake no obligation to update or to review any estimate and/or forward-looking statement because of new information, future events or other factors.  Statements of past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," or other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: those associated with the COVID-19 pandemic, clinical trial or commercial results or new product approvals and adoption; unpredictability of obtaining regulatory approval and successfully launching products; competitive dynamics; changes to reimbursement for the company's products; the company’s success in developing new products and avoiding manufacturing and quality issues; the impact of currency exchange rates; the timing or results of research and development and clinical trials; unanticipated actions by the U.S. Food and Drug Administration and other regulatory agencies; unexpected litigation impacts or expenses; and other risks detailed under “Risk Factors” in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2019, as such risks and uncertainties may be amended, supplemented or superseded from time to time by subsequent reports on Forms 10-Q and 8-K we file with the Securities and Exchange Commission from time to time. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

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

Our lead cannabinoid product is Epidiolex®, a pharmaceutical formulation comprising highly purified plant-derived cannabidiol (CBD) for which we retain global commercial rights.  We initially launched Epidiolex in the U.S. in November 2018 for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS) and Dravet syndrome for patients two years of age and older. In July 2020, the U.S. Food and Drug Administration (FDA) expanded the approval of Epidiolex, adding a new indication of seizures associated with Tuberous Sclerosis Complex (TSC). The FDA also approved the expansion of all existing indications, LGS, Dravet syndrome and TSC, to patients one year of age and older.  LGS and Dravet syndrome are severe childhood-onset, drug-resistant epilepsy syndromes. TSC is a rare genetic disorder that causes non-malignant tumors to form in many different organs that affects approximately 50,000 individuals in the United States and one million worldwide.  We have received Orphan Drug Designation from the FDA and the Committee for Orphan Medical Products (COMP) for TSC (we previously received the same designations for LGS and Dravet syndrome).

On April 6, 2020, we announced that we received notification from the United States Drug Enforcement Administration confirming that Epidiolex is no longer subject to the Controlled Substances Act, effective immediately.

Epidyolex® (the trade name in Europe for Epidiolex) was approved in September 2019 by the European Commission (EC) for use as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. We have launched Epidyolex in Germany and the U.K. and are planning launches in France, Italy, and Spain during 2020.

We continue to develop Epidiolex for additional indications. In March 2020, we applied for approval of Epidyolex for the treatment of TSC in Europe, which is currently under review by the European Medicines Agency. This filing follows our announcement of positive results from a Phase 3 trial in the use of Epidiolex to treat seizures associated with TSC. Although we had begun to recruit patients for a pivotal trial of Epidiolex in the treatment of Rett syndrome, a rare, non-inherited neurodevelopmental disorder affecting approximately one in 10,000 to 15,000 live female births, the recruitment is currently on hold due to public health concerns related to the COVID-19 pandemic. We are ready to reopen recruitment once conditions allow. This trial will focus on the behavioral abnormalities associated with the disorder.

We have a deep pipeline of additional cannabinoid product candidates that includes compounds in Phase 1, Phase 2, and Phase 3 trials.   Our most advanced pipeline asset is nabiximols, for which we expect to commence five Phase 3 trials for the treatment of spasticity due to multiple sclerosis, two of which are expected to commence in the second half of 2020 and three of which are expected to commence in the first half of 2021.   We believe that any one of these studies could enable a new drug application submission with the FDA, potentially as early as 2021. We anticipate commercializing nabiximols in the U.S. using our in-house commercial organization.  Nabiximols is already approved in over 25 countries outside the U.S. for the treatment of spasticity due to multiple sclerosis under the brand name Sativex®.  We are advancing plans to commence three additional clinical programs for nabiximols in spasticity due to spinal cord injury, which are expected to commence in the fourth quarter of 2020 and in 2021, and an additional clinical trial for post-traumatic stress disorder, which is expected to be initiated in the first half of 2021.

In addition to nabiximols, our pipeline includes cannabinoid product candidates for schizophrenia, autism spectrum disorder, and Neonatal Hypoxic Ischemic Encephalopathy.

In the U.S., we have 13 patents for Epidiolex listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), 12 of which have an expiry to 2035, and we have seven years of orphan exclusivity plus the potential six-month pediatric extension (to be filed). We seek to further protect Epidiolex through the expansion of our patent portfolio. Our patent portfolio relating to the use of CBD in the treatment of epileptic encephalopathies includes over 70 distinct patent families that are either granted or filed. Most of the patent families in this portfolio claim the use of CBD in the treatment of particular childhood epilepsy syndromes, seizure sub-types and interactions with other concomitantly dosed anti-seizure drugs. To date, we have obtained sixteen patents from the U.S. Patent and Trademark Office, or USPTO, including claims for the use of CBD for the treatment of seizures in LGS and Dravet syndrome; seizure sub-types including convulsive, drop and atonic seizures associated with both LGS and Dravet syndrome; an oral composition of CBD; as well as the use of CBD with clobazam, and the teaching that dose adjustment may be needed when concomitantly prescribed. We filed an international patent application based on promising data that we believe demonstrates that Epidiolex is more efficacious than synthetic CBD at the same concentration in a mouse model of seizures. Unlike synthetic CBD, Epidiolex comprises up to 2% of other cannabinoids. It would appear from this early data that the presence of these cannabinoids, albeit in small amounts, provides an additional benefit over CBD alone in an animal model of epilepsy.  This patent, if granted, will have an expiry date of 2039. We continue to identify novel findings and submit patent applications resulting from the Epidiolex development program and we expect additional grants from these applications.

Impact of COVID-19 on our Business

In March 2020, the World Health Organization categorized the coronavirus disease 2019 (COVID-19) as a pandemic. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and U.S. and global financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain or treat it, its impact and the economic impact on local, regional, national and international markets.

To date, we have been able to continue to supply our products to our patients and license partners and currently do not anticipate any interruptions in supply. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our sales, expenses, manufacturing and clinical trials.

While we did not see a significant impact on our product net sales in the first six months of 2020 from COVID-19, we are monitoring the demand for our products in light of the ongoing impact to health care systems in both the United States and Europe. In March, we suspended in-person interactions by our customer-facing personnel in healthcare settings and adjusted to virtually supporting healthcare professionals and patient care. At this time, we are beginning to return to limited in-person field contact where local conditions and clinic policies allow. We may see a negative impact on future product net sales from the impact of fewer patients visiting their healthcare provider to initiate, change or receive therapy.

Throughout the COVID-19 pandemic, we have been able to continue operating our manufacturing facilities at normal levels through the implementation of strict safety measures. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our and/or our third-party suppliers’ ability to manufacture our products.

While we are continuing the clinical trials we have underway in sites across the globe, we have currently stopped enrolling new patients for existing trials, and we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our planned clinical trials and other research and development activities during the remainder of 2020.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Increase/Decrease
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$121,230	$71,489	$49,741
Other revenue	67	549	(482)
Total revenues	121,297	72,038	49,259
Operating expenses:
Cost of product sales	8,708	6,620	2,088
Research and development	45,734	32,467	13,267
Selling, general and administrative	75,894	62,273	13,621
Total operating expenses	130,336	101,360	28,976
Loss from operations	(9,039)	(29,322)	20,283
Interest income	250	2,310	(2,060)
Interest expense	(297)	(268)	(29)
Other income	—	104,117	(104,117)
Foreign exchange gain	1,386	2,026	(640)
(Loss) income before income taxes	(7,700)	78,863	(86,563)
Income tax expense (benefit)	1,128	(885)	2,013
Net (loss) income	$(8,828)	$79,748	$(88,576)

The following table summarizes the results of our operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Increase/Decrease
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$241,762	$110,463	$131,299
Other revenue	168	822	(654)
Total revenues	241,930	111,285	130,645
Operating expenses:
Cost of product sales	19,477	11,751	7,726
Research and development	91,608	62,842	28,766
Selling, general and administrative	147,077	117,351	29,726
Total operating expenses	258,162	191,944	66,218
Loss from operations	(16,232)	(80,659)	64,427
Interest income	1,519	4,397	(2,878)
Interest expense	(581)	(533)	(48)
Other income	—	104,117	(104,117)
Foreign exchange gain	1,366	912	454
(Loss) income before income taxes	(13,928)	28,234	(42,162)
Income tax expense (benefit)	2,865	(1,450)	4,315
Net (loss) income	$(16,793)	$29,684	$(46,477)

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

Product net sales for the three months ended June 30, 2020 consists of $117.7 million in net sales of Epidiolex and $3.5 million in net sales of Sativex. Product net sales for the three months ended June 30, 2019 consists of $69.2 million in net sales of Epidiolex and $2.3 million in net sales of Sativex. The $49.7 million increase in product net sales for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the growth of U.S. Epidiolex revenue and the launch of Epidiolex in certain European markets.

Product net sales for the six months ended June 30, 2020 consists of $233.8 million in net sales of Epidiolex and $7.9 million in net sales of Sativex. Product net sales for the six months ended June 30, 2019 consists of $103.9 million in net sales of Epidiolex and $6.6 million in net sales of Sativex. The $131.3 million increase in product net sales for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the growth of U.S. Epidiolex revenue and the launch of Epidiolex in certain European markets.

While we did not see a significant impact on our product net sales in the first six months of 2020 from COVID-19, disruptions in health care systems in both the United States and Europe due to COVID-19 have impacted the rate of growth in new patient prescriptions for our products.

Other revenue

Other revenue for the three and six months ended June 30, 2020 and 2019 consists of remaining development fees related to the Otsuka license agreement that was terminated in December 2017.

Cost of product sales

Cost of sales increased $2.1 million, or 32%, in the three months ended June 30, 2020 to $8.7 million, or 7% of product net sales, compared to $6.6 million, or 9% of product net sales in the three months ended June 30, 2019. The increase in cost of sales in dollars is primarily due to an increase in product net sales. The reduction in cost of sales as a percentage of product net sales is due to the positive impact of a higher mix of Epidiolex sales as a percentage of total product net sales in the quarter ended June 30, 2020 compared to the same period in the prior year and reduction in unit costs due to manufacturing efficiencies.

Cost of sales increased $7.7 million, or 66%, in the six months ended June 30, 2020 to $19.5 million, or 8% of product net sales, compared to $11.8 million, or 11% of product net sales in the six months ended June 30, 2019. The increase in cost of sales in dollars is primarily due to an increase in product net sales. The reduction in cost of sales as a percentage of product net sales is due to the same factors described above with respect to the three month periods ended June 30, 2020 and 2019.

Research and development expenses

We believe that our future revenues and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of June 30, 2020, we consider the following research and development projects to be our most significant late-stage product candidates:

•	Epidyolex for the treatment of tuberous sclerosis complex (Europe)
•	Nabiximols for spasticity associated with MS (United States)

In addition, our pipeline includes cannabinoid product candidates for schizophrenia, autism spectrum disorder, and Neonatal Hypoxic Ischemic Encephalopathy.

On September 23, 2019, we announced that the European Commission approved the marketing authorization for Epidyolex in Europe. We have received Orphan Designation from the European Commission for Orphan Medicinal Products for Epidyolex for Dravet syndrome and LGS.

In July 2020, the FDA expanded the approval of Epidiolex, adding a new indication of seizures associated with TSC and expanding existing indication to patients one year of age and older.

In March 2020, we applied for approval of TSC in Europe, which is currently under review by the European Medicines Agency.

In December 2017, we terminated our license agreement with Otsuka and we have reacquired full ownership of the development and commercialization rights to nabiximols in the United States. We expect to commence five Phase 3 trials of nabiximols for the treatment of spasticity due to multiple sclerosis, two of which are expected to commence in the second half of 2020 and three of which are expected to commence in the first half of 2021.

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

We track all research and development expenditures against detailed budgets but do not seek to allocate all research and development costs by individual project. The components of R&D expense for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
External clinical trial expense
Epidiolex	$4,018	$5,654	$9,931	$14,136
Nabiximols	—	530	1,413	602
Other programs	2,443	2,748	6,068	4,031
Total external clinical trial expense	6,461	8,932	17,412	18,769
Research and development tax and expense credits	(1,075)	(753)	(1,891)	(1,510)
Other internal research and development	40,348	24,288	76,087	45,583
Total research and development expense	$45,734	$32,467	$91,608	$62,842

Research and development expenses increased $13.2 million, or 41%, to $45.7 million for the three months ended June 30, 2020 compared to $32.5 million for the same period in 2019, primarily due to an increase in internal costs for early stage development programs, partially offset by a reduction expenses related to the Epidiolex open-label extension trial in the United States due to the transition of patients to commercial product in early 2019 and a reduction in other external clinical trial expenses related delays caused by the COVID-19 pandemic.

Research and development expenses increased $28.8 million, or 46%, to $91.6 million for the six months ended June 30, 2020 compared to $62.8 million for the same period in 2019, primarily due to an increase in internal costs for early stage development programs, an increase in external clinical trial expenses for nabiximols, as well as increased spending for the schizophrenia and Rett syndrome programs. These increases were partially offset by a reduction in expenses related to the Epidiolex open-label extension trial in the United States due to the transition of patients to commercial product in early 2019 and a reduction in other external clinical trial expenses related delays caused by the COVID-19 pandemic.

The COVID-19 pandemic impacted the timeline of some of our clinical trials and other research and development activities during the second quarter of 2020 and may cause further clinical trial delays in the remainder of 2020. Accordingly, the COVID-19 pandemic may result in lower research and development expenses in 2020 than was previously anticipated.

Sales, general and administrative expenses

Sales, general and administrative, or SG&A, expenses consist primarily of salaries and benefits related to our executive, commercial, and corporate support functions, expenses associated with our commercial activities, and other general administration expenses.

We expect that sales, general and administrative expenses will increase in the future as we expand our operating activities and continue to build our commercial team in preparation for commercialization of Epidyolex in Europe.

SG&A expenses increased $13.6 million, or 22%, to $75.9 million for the three months ended June 30, 2020 compared to $62.3 million for the same period in 2019. The increase in SG&A expenses in 2020 was primarily due to an increase in employee-related expenses driven by the build-out of our commercial functions in Europe, an increase in all of our corporate support functions, including information technology infrastructure, and, to a smaller degree, an increase in insurance expenses and legal fees. These increases were partially offset by a decrease in travel related expenses due to the impact of COVID-19.

SG&A expenses increased $29.7 million, or 25%, to $147.1 million for the six months ended June 30, 2020 compared to $117.4 million for the same period in 2019. The increase in SG&A expenses in the six months ended June 30, 2020 was primarily due to the same factors discussed above with respect to the increase in SG&A expenses for the second quarter of 2020.

Interest income

Interest income decreased $2.0 million for the three months ended June 30, 2020 to $0.3 million compared to interest income of $2.3 million for the same period in 2019. Due to uncertainties in the financial markets related to COVID-19, we transitioned a large portion of our cash equivalent balances to lower interest earning U.S. government securities money market funds from relatively higher interest rate bearing commercial money market funds in early 2020.

Interest income decreased $2.9 million for the six months ended June 30, 2020 to $1.5 million compared to interest income of $4.4 million for the same period in 2019. The decrease in interest income in is primarily due to the same factor described above with regard to the decrease in interest income for the three months ended June 30, 2020.

Interest expense

Interest expense remained consistent for the three and six months ended June 30, 2020 and 2019. Interest expense is primarily related to our finance lease liabilities.

Foreign currency exchange gain

Foreign currency exchange gain was $1.4 million for both the three and six month periods ended June 30, 2020 compared to foreign currency exchange gains of $2.0 million and $0.9 for the three and six months ended June 30, 2019, respectively. Foreign currency exchange gains and losses are driven primarily by cash balances, accounts payable and intercompany balances denominated in a currency other than the transacting entity’s functional currency. Our primary foreign currency exposure is the exchange rate between the British pound and the U.S. dollar.

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

Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom. Income tax expense for the three months ended June 30, 2020 was $1.1 million compared to an income tax benefit of $0.9 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, income tax expense was $2.9 million compared to an income tax benefit of $1.5 million for the six months ended June 30, 2019. The increase in income tax expense for 2020 was primarily due to the impact of stock option deductions and higher pre-tax income.

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

We believe that our cash and cash equivalents as of June 30, 2020 of $477.6 million will be sufficient to fund our operations, including currently anticipated research and development activities and planned capital expenditures, for the foreseeable future, including for at least the next 12 months.

Cash Flows

The following table summarizes the results of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(34,341)	$(89,861)
Net cash used in investing activities	(19,221)	80,585
Net cash (used in) provided by financing activities	(1,647)	2,355
Cash and cash equivalents at end of period	$477,557	$583,683

Operating activities

As of June 30, 2020, we had cash and cash equivalents totaling $477.6 million compared to $583.7 million as of June 30, 2019. Net cash used in operating activities decreased by $55.6 million to $34.3 million for the six months ended June 30, 2020 compared to $89.9 million for the six months ended June 30, 2019. The decrease in cash used in operating activities is primarily attributable to a $131.3 million increase in net product sales, partially offset by a $7.7 million increase in cost of product sales, a $29.7 million increase in SG&A expenses, $28.8 million increase in research and development spend, and a $2.8 million increase in cash used to fund changes in net operating assets and liabilities.

Investing activities

Net cash used in investing activities was $19.2 million for the six months ended June 30, 2020 compared to net cash provided by investing activities of $80.6 million for the six months ended June 30, 2019. The cash used in investing activities as of June 30, 2020 included $11.4 million in capital expenditures, primarily due to the continued expansion of our manufacturing facilities, and $6.4 million used to require the rights to commercialize Sativex in the U.K. from Bayer. In the six months ended June 30, 2019, the increase in cash provided by investing activities was primarily attributed to the cash received on the sale of the priority review voucher of $104.1 million.

Financing activities

Net cash used in financing activities increased by $4.0 million to $1.6 million for the six months ended June 30, 2020 compared to financing activities providing cash of $2.4 million during the six months ended June 30, 2019. The increase in cash used in financing activities is primarily attributable to payments made in connection with common stock withheld for employee tax obligations and a decrease in proceeds received from the exercise of stock options.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls in the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was not a party to any material legal proceedings. The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Item 1A.  Risk Factors

As of and for the period ended June 30, 2020, there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, except for the risk factors below, which have been updated:

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus

An epidemic or pandemic disease outbreak, including the recent COVID-19 outbreak, could cause significant disruption to our business operations or the operations of third-party suppliers and CROs upon whom we rely, as well as to our clinical trials, including as a result of significant restrictions or bans on travel where we conduct our clinical trials, as well as a diversion of healthcare resources away from the conduct of clinical trials. Such disruption could impede, delay, limit or prevent our employees and CROs from continuing research and development activities, the production, delivery or release of our product candidates to our clinical trial sites, as well as clinical trial investigators, patients or other critical staff from traveling to or otherwise continuing to participate in our clinical trials, and delay data collection and analysis and other related activities, any of which could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members in the U.S. and U.K. excluding those necessary to maintain minimum basic operations. At this time, we are beginning to return to limited in-person field contact where local conditions and clinic policies allow. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business.

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

Our prospects are highly dependent on the successful commercialization of Epidiolex/Epidyolex, for which we received expanded approval in July 2020 from the FDA and approval in September 2019 from the EC. To the extent Epidiolex/Epidyolex is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our ADSs may decline.

In July 2020, the FDA expanded the approval of Epidiolex, adding a new indication of seizures associated with TSC and expanding all indications to patients one year of age and older. Epidiolex is now approved to treat seizures associated with LGS, Dravet syndrome, or TSC in patients one year of age and older. In September 2019, we received EC approval of the marketing authorization for Epidyolex.  We have received Orphan Drug Designation from the FDA for Epidiolex for seizures associated with LGS, Dravet syndrome and TSC. We also received Orphan Designation from the EMA’s COMP for Epidyolex for Dravet syndrome, LGS and TSC, and the COMP reconfirmed the designation for LGS and Dravet syndrome upon the EC’s approval. In Europe, Epidyolex has only been approved for use as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. We are focusing a significant portion of our activities and resources on Epidiolex, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Epidiolex in the U.S. and Europe.

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

Because no drug has previously been approved by the FDA for the treatment of seizures associated with Dravet syndrome prior to 2018, it is especially difficult to estimate the market potential of Epidiolex. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for LGS, Dravet syndrome, or TSC, and we do not know whether our or others’ estimates in this regard will be accurate. We have limited information about how physicians, patients and payers will respond to the pricing of Epidiolex. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market after launch, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex.

If the launch or commercialization of Epidiolex is unsuccessful or perceived as disappointing, our share price could decline significantly, and the long-term success of the product and the Company could be harmed.

The expanded FDA approval for the use of Epidiolex and the EC approval of Epidyolex subject us to ongoing obligations and continued regulatory review, which may result in significant additional expense. If we do not meet those ongoing obligations, we could be subject to significant penalties, including market withdrawal and/or civil or criminal penalties. Additionally, our other product candidates, if approved, could be subject to labeling and other restrictions and we may be subject to penalties (including market withdrawal) if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

The FDA’s and EC’s approvals and other regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. With respect to the FDA’s and EMA’s approvals of Epidiolex, we are subject to certain post-marketing requirements. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approval for Epidiolex and/or other civil or criminal penalties. In addition, with respect to Epidiolex, and any product candidate that the FDA, EMA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices, or GMPs, with Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval, and with Good Laboratory Practices, or GLPs, for any nonclinical studies.

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

Our success will depend on our ability to successfully commercialize our product pipeline, including commercialization of Epidiolex, nabiximols and our other cannabinoid product candidates. While we have received U.S. regulatory approval for the treatment of seizures associated with LGS, Dravet syndrome, or TSC in patients one year of age and older and EMA regulatory approval for the use of Epidiolex for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older, we are evaluating Epidiolex for the treatment of other conditions such as additional rare childhood-onset epilepsy disorders, including Rett syndrome. Epidiolex may never receive regulatory approval for the treatment of any other indications in the U.S. or elsewhere. Even if completed Phase 3 clinical trials and/or ongoing or future Phase 3 clinical trials show positive results, there can be no assurance that the FDA, EMA or any other regulatory authority will approve Epidiolex for any additional indications or that any other product candidate will receive approval.

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

Our ability to generate revenues ultimately depends on our ability to sell our approved products and secure adequate third-party reimbursement. We currently have limited experience in marketing and selling our products. Our product Sativex is currently approved and sold through marketing partners in a number of countries outside of the U.S. for treatment of MS spasticity. Epidiolex for the treatment of seizures associated with LGS, Dravet syndrome, or TSC in patients one year of age and older is our only product approved for sale in the U.S., and Epidyolex was approved for sale in Europe in September 2019.  We have only had commercialization experience in the U.S. since November 2018, and are only now building the commercial organization in Europe.

The commercial success of Epidiolex and nabiximols depends on a number of factors beyond our control, including the willingness of physicians to prescribe Epidiolex and nabiximols to patients, payers’ willingness and ability to pay for the drug, the level of pricing achieved, patients’ response to Epidiolex and nabiximols and the ability of our marketing partners to generate sales. We have experienced an impact on our sales and marketing activities due to widespread restrictions on in-person meetings with healthcare professionals. During the first and second quarters of 2020, our sales force in the U.S and Europe. was unable to meet in-person with doctors starting in the second half of March. At this time, we are beginning to return to limited in-person field contact where local conditions and clinic policies allow. As a result of the lower number of in-person meetings with prescribers and restrictions on patient movements due to government-mandated work-from-home or shelter-in-place policies, the rate of new prescriptions for Epidiolex may slow, which may impact our financial results.

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

The pharmaceutical industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. Some of these competitors and potential competitors have more experience than we have in the development of pharmaceutical products, including validation procedures and regulatory matters. In addition, Epidiolex and nabiximols compete with, and our product candidates, if successfully developed, will compete with, product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or our collaboration partners have. Zogenix, Inc. received regulatory approval from the FDA for low-dose fenfluramine (Fintepla) in Dravet syndrome in June 2020. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited and Marinus Pharmaceuticals, Inc. are developing therapies for treating Developmental and Epileptic Encephalopathies (includes Dravet and LGS). Biocodex received regulatory approval from the FDA for the drug Stiripentol (Diacomit) for the treatment of Dravet syndrome in September 2018. Other companies, including those with greater resources than us may announce similar plans in the future. In addition, there are non-FDA approved CBD preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2020, we reported a net operating cash outflow of $34.3 million and a net cash outflow from investing activities of $19.2 million.

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

The United Kingdom officially left the European Union as a member state on January 31, 2020 and now has third country status. There now follows a transitional period during which the U.K. and the EU will attempt to conclude a free trade agreement (the “Transitional Period”). During the Transitional Period, the U.K. will abide by all EU laws and regulations. In the event that the U.K. and the EU cannot agree to the terms of such a free trade agreement, the Transitional Period will end on the December 31, 2020 unless an extension to this date is agreed. The UK did not request an extension to the negotiating period by the deadline of June 30, 2020, and the U.K. government has reiterated its intention to conclude a free trade agreement before the end of 2020 and its intention to refuse any request from the EU to extend the current Transitional Period.  In the event that no free trade agreement is reached by the end of 2020, it is likely that cross-border trade between the United Kingdom and the EU will revert to world trade organization terms. Our distribution model in the EU with the marketing authorization and a hub in the Netherlands has been designed to mitigate the impact of this on our business as much as possible.  In addition, if no free trade agreement can be reached and the United Kingdom leaves the European Union with no free trade agreement, there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as in relation to the regulatory process in Europe. As a result of this uncertainty, financial markets could experience volatility which could adversely affect the market price of our ADSs. We may also face new regulatory costs and challenges that could have a material adverse effect on our operations. In this regard, the EMA has already issued a notice reminding marketing authorization holders of centrally authorized medicinal products for human and veterinary use of certain legal requirements that need to be considered as part of Brexit, such as the requirement for the marketing authorization holder of a product centrally approved by the European Commission to be established in the European Union, and the requirement for some activities relating to centrally approved products, such as batch release and pharmacovigilance, to be performed in the European Union. As a result of the foregoing developments, and in the absence of any clear indication that any agreed form of a free trade agreement will contain a contrary requirement, we have taken steps to establish a network of subsidiary undertakings in the major European markets and have established pharmacovigilance and batch release operations in the European Union. Depending on the terms of Brexit, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult. In addition, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue it could cause volatility in our financial results.

Item 6. Exhibits

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

3.1*	Substituted Articles of Association of GW Pharmaceuticals plc (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

10.1*	GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-238737)), filed with the SEC on May 27, 2020

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GW PHARMACEUTICALS PLC

Date:	August 7, 2020	By:	/s/ Justin Gover
Name: Justin Gover
Title: Chief Executive Officer

Date:	August 7, 2020	By:	/s/ Scott Giacobello
Name: Scott Giacobello
Title: Chief Financial Officer