Form 10-Q
period 2020-09-30
GW PHARMACEUTICALS PLC
filed 2020-11-05
CIK 1351288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29, 2020, 374,180,696 Ordinary Shares were outstanding including 363,572,688 Ordinary Shares held as American Depositary Shares, each representing twelve Ordinary Shares, par value of £0.001 per share and 10,608,008 Ordinary Shares.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$480,330	$536,933
Accounts receivable, net	80,424	48,883
Inventory	115,036	85,528
Prepaid expenses and other current assets	44,485	28,292
Total current assets	720,275	699,636
Property, plant, and equipment, net	131,204	127,765
Operating lease assets	22,297	24,916
Intangible assets	5,564	—
Goodwill	6,959	6,959
Deferred tax assets	18,123	18,123
Other assets	5,839	4,850
Total assets	$910,261	$882,249
Liabilities and stockholders’ equity
Accounts payable	$17,841	$9,990
Accrued liabilities	114,898	99,374
Current tax liabilities	—	437
Other current liabilities	7,549	7,760
Total current liabilities	140,288	117,561
Long-term liabilities:
Finance lease liabilities	5,219	5,573
Operating lease liabilities	19,607	21,650
Other liabilities	10,699	11,431
Total long-term liabilities	35,525	38,654
Total liabilities	175,813	156,215
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock - Ordinary shares par value £0.001; 374,169,836 shares outstanding as of September 30, 2020; 371,068,436 shares outstanding as of December 31, 2019	575	570
Additional paid-in capital	1,672,237	1,632,046
Accumulated deficit	(866,940)	(837,959)
Accumulated other comprehensive loss	(71,424)	(68,623)
Total stockholders’ equity	734,448	726,034
Total liabilities and stockholders’ equity	$910,261	$882,249

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Product net sales	$136,846	$90,849	$378,608	$201,312
Other revenue	207	122	375	944
Total revenues	137,053	90,971	378,983	202,256
Operating expenses
Cost of product sales	7,635	8,150	27,112	19,901
Research and development	56,934	36,301	148,542	99,143
Selling, general and administrative	85,205	64,178	232,282	181,529
Total operating expenses	149,774	108,629	407,936	300,573
Loss from operations	(12,721)	(17,658)	(28,953)	(98,317)
Interest income	208	2,249	1,727	6,646
Interest expense	(269)	(272)	(850)	(805)
Other income	-	-	-	104,117
Foreign exchange (loss) gain	(1,796)	1,889	(430)	2,801
(Loss) income before income taxes	(14,578)	(13,792)	(28,506)	14,442
Income tax (benefit)expense	(2,390)	(35)	475	(1,485)
Net (loss) income	$(12,188)	$(13,757)	$(28,981)	$15,927

Net (loss) income per share:
Basic	$(0.03)	$(0.04)	$(0.08)	$0.04
Diluted	$(0.03)	$(0.04)	$(0.08)	$0.04

Weighted average shares outstanding:
Basic	376,281	372,246	375,218	371,286
Diluted	376,281	372,246	375,218	376,985

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(12,188)	$(13,757)	$(28,981)	$15,927
Foreign currency translation adjustments	12,962	(7,783)	(2,801)	(8,863)
Comprehensive (loss) income	$774	$(21,540)	$(31,782)	$7,064

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2019	371,069	$570	$1,632,046	$(837,959)	$(68,623)	$726,034
Issuance of common stock from exercise of stock options	1,493	3	—	—	—	3
Net loss	—	—	—	(7,965)	—	(7,965)
Share-based compensation	—	—	11,361	—	—	11,361
Other comprehensive loss	—	—	—	—	(14,428)	(14,428)
Balances at March 31, 2020	372,562	$573	$1,643,407	$(845,924)	$(83,051)	$715,005
Issuance of common stock from exercise of stock options	1,147	2	—	—	—	2
Net loss	—	—	—	(8,828)	—	(8,828)
Common stock withheld for employee tax obligations	—		(1,223)			(1,223)
Share-based compensation	—	—	13,316	—	—	13,316
Other comprehensive loss	—	—	—	—	(1,335)	(1,335)
Balances at June 30, 2020	373,709	$575	$1,655,500	$(854,752)	$(84,386)	$716,937
Issuance of common stock from exercise of stock options	460	—	1,572	—	—	1,572
Net loss	—	—	—	(12,188)	—	(12,188)
Common stock withheld for employee tax obligations	—		(604)			(604)
Share-based compensation	—	—	15,769	—	—	15,769
Other comprehensive income	—	—	—	—	12,962	12,962
Balances at September 30, 2020	374,169	$575	$1,672,237	$(866,940)	$(71,424)	$734,448

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2018	366,617	$564	$1,581,144	$(828,940)	$(78,688)	$674,080
Issuance of common stock from exercise of stock options	1,996	3	770	—	—	773
Net loss	—	—	—	(50,064)	—	(50,064)
Share-based compensation	—	—	11,142	—	—	11,142
Other comprehensive income	—	—	—	—	3,798	3,798
Balances at March 31, 2019	368,613	$567	$1,593,056	$(879,004)	$(74,890)	$639,729
Issuance of common stock from exercise of stock options	2,008	3	2,102	—	—	2,105
Net income	—	—	—	79,748	—	79,748
Share-based compensation	—	—	12,188	—	—	12,188
Other comprehensive loss	—	—	—	—	(4,878)	(4,878)
Balances at June 30, 2019	370,621	$570	$1,607,346	$(799,256)	$(79,768)	$728,892
Issuance of common stock from exercise of stock options	316	—	—	—	—	-
Net income	—	—	—	(13,757)	—	(13,757)
Share-based compensation	—	—	12,303	—	—	12,303
Other comprehensive loss	—	—	—	—	(7,783)	(7,783)
Balances at September 30, 2019	370,937	$570	$1,619,649	$(813,013)	$(87,551)	$719,655

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(28,981)	$15,927
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain	(132)	(418)
Share-based compensation	40,446	35,633
Depreciation and amortization	9,144	7,096
Gain from sale of priority review voucher	—	(104,117)
Other	27	39
Changes in operating assets and liabilities:
Accounts receivable, net	(31,654)	(37,691)
Inventory	(31,184)	(37,561)
Prepaid expenses and other current assets	(8,466)	(14,869)
Other assets	2,369	2,968
Accounts payable	8,116	(1,161)
Current tax liabilities	(8,570)	(601)
Accrued liabilities	18,030	29,176
Other liabilities	(2,459)	(1,943)
Net cash used in operating activities	(33,314)	(107,522)
Cash flows from investing activities
Proceeds from sale of priority review voucher	—	104,117
Additions to property, plant and equipment	(14,259)	(29,915)
Additions to capitalized software	(2,365)	(1,183)
Additions to intangible assets	(6,404)	—
Net cash (used) provided by in investing activities	(23,028)	73,019
Cash flows from financing activities
Proceeds from exercise of stock options	1,577	2,878
Payments in connection with common stock withheld for employee tax obligation	(1,827)	—
Payments on finance leases	(221)	(317)
Payments on landlord financing obligation	(430)	(404)
Net cash (used in) provided by financing activities	(901)	2,157
Effect of exchange rate changes on cash	640	(4,469)
Net decrease in cash and cash equivalents	(56,603)	(36,815)
Cash and cash equivalents at beginning of period	536,933	591,497
Cash and cash equivalents at end of period	$480,330	$554,682
Supplemental disclosure of cash flow information:
Income taxes paid	9,106	7,052
Interest paid	799	805
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	1,204	1,534
Right-of-use asset obtained in exchange for operating liabilities	507	—

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

The condensed consolidated balance sheet as of December 31, 2019 was derived from audited annual financial statements but does not include all annual disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and doubtful accounts. Allowances for prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of September 30, 2020, the allowance for doubtful accounts was $0.5 million. At December 31, 2019, the allowance for doubtful accounts was $0.3 million. No accounts were written off during the periods presented.

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

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity is entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The total amount deducted from gross sales for the allowances described above for the three and nine months ended September 30, 2020 was $37.1 million and $99.4 million, respectively. The total amount deducted from gross sales for the allowances described above for the three and nine months ended September 30, 2019 was $18.6 million and $40.7 million, respectively.

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

Research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. Reimbursable research and development tax and expenditure credits were $1.1 million and $2.9 million for the three and nine months ended September 30, 2020, respectively, compared to $0.7 million and $2.2 million for the same periods in 2019.

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

The UK Finance of Act 2020, originally introduced to Parliament as Finance Bill 2019-20, received Royal Assent from Her Majesty on July 22, 2020. As a result, the main UK corporate income tax rate remains at 19% rather than the previously enacted reduction to 17%. The Company is currently evaluating the legislation and the effect of this change on its deferred tax balances; however, given the full valuation allowance currently recorded, there will be no impact to the financial statements.

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

Note 3: Sativex License Agreements

The Company has entered into license agreements for Sativex with major pharmaceutical companies that provide the license partners with exclusive rights in a defined geographic territory to commercialize Sativex for all indications. The Company has retained the exclusive right to manufacture and supply Sativex to license partners on commercial supply terms for the duration of the commercial life of the product. In the first quarter of 2020, the Company reacquired the rights to commercialize Sativex in the U.K. from Bayer AG for approximately $6.4 million. The Company capitalized the cost to reacquire the license as an intangible asset and will amortize the asset over its five-year estimated useful life.

In 2007, the Company entered into an exclusive license agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the development and commercialization of Sativex in the United States. In December 2017, the Company entered into a mutual termination agreement with Otsuka to return the rights to develop and commercialize Sativex in the United States to the Company. As part of the termination agreement, the Company agreed to pay Otsuka a contingent future milestone payment of $10 million if Sativex achieves FDA approval in the U.S. and a total of $30 million of potential sales-based milestones if U.S. sales of Sativex reach certain thresholds. As of September 30, 2020, no amounts have been accrued related to the contingent payments because it is not probable that the milestones will be achieved.

Note 4: Fair Value Measurements

At September 30, 2020 and December 31, 2019, the Company’s cash equivalents consisted of money market funds, which are classified as Level 1 within the fair value hierarchy defined by authoritative guidance.

Securities classified as Level 1 are valued using quoted market prices. The Company does not hold any securities classified as Level 2, which are securities valued using inputs that are either directly or indirectly observable, or Level 3, which are securities valued using unobservable inputs. The Company has not transferred any securities between the classification levels.

Note 5: Composition of Certain Balance Sheet Captions:

Inventory consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Raw materials	$2,239	$1,976
Work in process	103,020	78,547
Finished goods	9,777	5,005
	$115,036	$85,528

Property, plant and equipment, net, consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Buildings	$15,033	$4,725
Machinery and equipment	46,335	36,323
Leasehold improvements	47,519	42,744
Office and IT equipment	5,631	3,837
Construction-in-process	61,386	78,485
	175,904	166,114
Accumulated depreciation	(44,700)	(38,349)
	$131,204	$127,765

Depreciation of property, plant, and equipment was $2.8 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, depreciation of property, plant, and equipment was $7.1 million and $6.2 million, respectively. The Company did not have any significant property, plant, or equipment write-offs in the three and nine months ended September 30, 2020 and 2019.

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Accrued compensation and benefits	$28,665	$25,469
Accrued vendor fees	25,447	29,731
Clinical trial accruals	12,598	10,382
Accrued growing fees	2,149	3,818
Accrued sales rebates and discounts	38,692	22,995
Other	7,347	6,979
	$114,898	$99,374

Other current liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Finance lease liabilities	$313	$305
Operating lease liabilities	5,706	5,902
Landlord financing	616	595
Other	914	958
	$7,549	$7,760

Other liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Landlord financing obligation	$8,492	$9,152
Other	2,207	2,279
	$10,699	$11,431

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

The Company incurred net losses for the three and nine months ended September 30, 2020 and therefore did not include potentially dilutive common stock equivalents in the computation of diluted net loss per share. For the three and nine months ended September 30, 2020, options totaling approximately 15.6 million ordinary shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. For the three months ended September 30, 2019, options totaling approximately 14.7 million ordinary shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

The computations for basic and diluted EPS were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net (loss) income for basic and diluted EPS	$(12,188)	$(13,757)	$(28,981)	$15,927

Weighted-average shares for basic EPS	376,281	372,246	375,218	371,286
Effect of dilutive securities	—	—	—	5,699
Weighted-average shares for diluted EPS	376,281	372,246	375,218	376,985

Net (loss) income per share:
Basic EPS	$(0.03)	$(0.04)	$(0.08)	$0.04
Diluted EPS	$(0.03)	$(0.04)	$(0.08)	$0.04

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

The table below summarizes the total share-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Research and development	$3,101	$2,384	$8,026	$7,225
Sales, general and administrative	11,760	9,101	29,929	26,289
	$14,861	$11,485	$37,955	$33,514

For the three months ended September 30, 2020 and 2019, $0.9 million and $0.8 million of share-based compensation related to manufacturing operations was capitalized into inventory, respectively. For the nine months ended September 30, 2020 and 2019, $2.5 million and $2.1 million of share-based compensation related to manufacturing operations was capitalized into inventory, respectively.

Note 8: Commitments and Contingencies

As of September 30, 2020, the Company was not a party to any material legal proceedings.

In 2007, the Company entered into a research collaboration agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, which expired in June 2013. Otsuka has contacted the Company to assert that it is owed royalty payments under the agreement up to 2% of Epidiolex net sales. While the Company believes Otsuka’s position is without merit, a meeting with Otsuka is expected to take place before the end of 2020. The Company cannot predict the outcome of this matter and cannot provide assurances that it will be successful, in whole or in part, in its efforts.

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

Epidyolex® (the trade name in Europe for Epidiolex) was approved in September 2019 by the European Commission (EC) for use as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. We have launched Epidyolex in Germany and the U.K. and are planning launches in France, Italy, and Spain. In September 2020, Epidyolex was approved in Australia.

We continue to develop Epidiolex for additional indications. In March 2020, we applied for approval of Epidyolex for the treatment of TSC in Europe, which is currently under review by the European Medicines Agency. This filing follows our announcement of positive results from a Phase 3 trial in the use of Epidiolex to treat seizures associated with TSC.

Although we had begun to recruit patients for a clinical trial of Epidiolex in the treatment of Rett syndrome, we terminated this trial in November 2020 due to severe feasibility challenges arising from COVID-19. Within the field of epilepsy, we are committed to expanding the potential for Epidiolex and plan to commence an additional clinical program in 2021.

We have a deep pipeline of additional cannabinoid product candidates that includes compounds in Phase 1, Phase 2, and Phase 3 trials. Our most advanced pipeline asset is nabiximols, for which we have commenced the first of five clinical trials for the treatment of spasticity due to multiple sclerosis. The second is expected to commence in the fourth quarter of 2020, and the three others in the first half of 2021. We believe that any one of these studies could enable a new drug application submission with the FDA, potentially as early as 2021. We anticipate commercializing nabiximols in the U.S. using our in-house commercial organization. Nabiximols is already approved in over 25 countries outside the U.S. for the treatment of spasticity due to multiple sclerosis under the brand name Sativex®. We are advancing plans to commence an additional clinical program for nabiximols in spasticity due to spinal cord injury in 2021. We also plan on evaluating nabiximols for post-traumatic stress disorder, and the timing for a clinical trial in this condition will be assessed during 2021.

In addition to nabiximols, our pipeline includes cannabinoid product candidates for schizophrenia, autism spectrum disorder, various potential targets within neuropsychiatry, and Neonatal Hypoxic Ischemic Encephalopathy. Clinical trials for each of these indications are ongoing.

In the U.S., we have 13 patents for Epidiolex listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), 12 of which have an expiry to 2035, and we have seven years of orphan exclusivity. To date, the Company has been unable to agree on a proposed pediatric study request with FDA. We seek to further protect Epidiolex through the expansion of our patent portfolio. Our patent portfolio relating to the use of CBD in the treatment of epileptic encephalopathies includes over 70 distinct patent families that are either granted or filed. Most of the patent families in this portfolio claim the use of CBD in the treatment of particular childhood epilepsy syndromes, seizure sub-types and interactions with other concomitantly dosed anti-seizure drugs. To date, we have obtained 17 patents from the U.S. Patent and Trademark Office, or USPTO, including claims for the use of CBD for the treatment of seizures in LGS and Dravet syndrome; seizure sub-types including convulsive, drop and atonic seizures associated with both LGS and Dravet syndrome; an oral composition of CBD; as well as the use of CBD with clobazam, and the teaching that dose adjustment may be needed when concomitantly prescribed. We filed patent applications in the U.S. and many jurisdictions worldwide based on promising data that we believe demonstrates that Epidiolex is more efficacious than synthetic CBD at the same concentration in a mouse model of seizures. Unlike synthetic CBD, Epidiolex comprises up to 2% of other cannabinoids. It would appear from this early data that the presence of these cannabinoids, albeit in small amounts, provides an additional benefit over CBD alone in an animal model of epilepsy.  This patent, if granted, will have an expiry date of 2039. We continue to identify novel findings and submit patent applications resulting from the Epidiolex development program and we expect additional grants from these applications.

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

While we did not see a significant impact on our product net sales in the first nine months of 2020 from COVID-19, we are monitoring the demand for our products in light of the ongoing impact to health care systems in both the United States and Europe. In March, we suspended in-person interactions by our customer-facing personnel in healthcare settings and adjusted to virtually supporting healthcare professionals and patient care. We have since returned to limited in-person field contact where local conditions and clinic policies allow. We have seen and may continue to see a negative impact on growth of our product net sales from fewer patients visiting their healthcare provider to initiate, change or receive therapy.

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

While we are continuing the clinical trials we have underway in sites across the globe, we temporarily stopped enrolling new patients for existing trials in the second quarter of 2020. Enrollment of new patients in our trials has resumed, but COVID-19 precautions continue to directly and indirectly impact the timeline for some of our planned clinical trials and other research and development activities.

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

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Increase/Decrease
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$136,846	$90,849	$45,997
Other revenue	207	122	85
Total revenues	137,053	90,971	46,082
Operating expenses:
Cost of product sales	7,635	8,150	(515)
Research and development	56,934	36,301	20,633
Selling, general and administrative	85,205	64,178	21,027
Total operating expenses	149,774	108,629	41,145
Loss from operations	(12,721)	(17,658)	4,937
Interest income	208	2,249	(2,041)
Interest expense	(269)	(272)	3
Foreign exchange (loss) gain	(1,796)	1,889	(3,685)
Loss before income taxes	(14,578)	(13,792)	(786)
Income tax benefit	(2,390)	(35)	(2,355)
Net loss	$(12,188)	$(13,757)	$1,569

The following table summarizes the results of our operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Increase/Decrease
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$378,608	$201,312	$177,296
Other revenue	375	944	(569)
Total revenues	378,983	202,256	176,727
Operating expenses:
Cost of product sales	27,112	19,901	7,211
Research and development	148,542	99,143	49,399
Selling, general and administrative	232,282	181,529	50,753
Total operating expenses	407,936	300,573	107,363
Loss from operations	(28,953)	(98,317)	69,364
Interest income	1,727	6,646	(4,919)
Interest expense	(850)	(805)	(45)
Other income	—	104,117	(104,117)
Foreign exchange (loss) gain	(430)	2,801	(3,231)
(Loss) income before income taxes	(28,506)	14,442	(42,948)
Income tax expense (benefit)	475	(1,485)	1,960
Net (loss) income	$(28,981)	$15,927	$(44,908)

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

Product net sales for the three months ended September 30, 2020 consists of $132.6 million in net sales of Epidiolex and $4.3 million in net sales of Sativex. Product net sales for the three months ended September 30, 2019 consists of $88.0 million in net sales of Epidiolex and $2.8 million in net sales of Sativex. The $46.1 million increase in product net sales for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the growth of U.S. Epidiolex revenue and the launch of Epidiolex in certain European markets.

Product net sales for the nine months ended September 30, 2020 consists of $366.4 million in net sales of Epidiolex and $12.2 million in net sales of Sativex. Product net sales for the nine months ended September 30, 2019 consists of $191.9 million in net sales of Epidiolex and $9.4 million in net sales of Sativex. The $177.3 million increase in product net sales for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the growth of U.S. Epidiolex revenue and the launch of Epidiolex in certain European markets.

While we did not see a significant impact on our product net sales in the first nine months of 2020 from COVID-19, disruptions in health care systems in both the United States and Europe due to COVID-19 have impacted the rate of growth in new patient prescriptions for our products.

Other revenue

Other revenue for the three and nine months ended September 30, 2020 and 2019 consists of remaining development fees related to the Otsuka license agreement that was terminated in December 2017.

Cost of product sales

Cost of sales decreased $0.6 million, or 6%, in the three months ended September 30, 2020 to $7.6 million, or 6% of product net sales, compared to $8.2 million, or 9% of product net sales in the three months ended September 30, 2019. The decrease in cost of sales in dollars and as a percentage of product net sales is primarily due to manufacturing efficiencies related to the significant period over period increase in Epidiolex unit volumes.

Cost of sales increased $7.2 million or 36%, in the nine months ended September 30, 2020 to $27.1 million, or 7% of product net sales, compared to $19.9 million, or 10% of product net sales in the nine months ended September 30, 2019. The increase in cost of sales in dollars is primarily due to an increase in product net sales. The reduction in cost of sales as a percentage of product net sales is primarily due to manufacturing efficiencies related to the significant period over period increase in Epidiolex unit volumes and, to a lesser degree, the higher mix of Epidiolex sales as a percentage of total product net sales.

Research and development expenses

We believe that our future revenues and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of September 30, 2020, we consider the following research and development projects to be our most significant late-stage product candidates:

•	Epidyolex for the treatment of tuberous sclerosis complex (Europe)
•	Nabiximols for spasticity associated with MS (United States)

In addition, our pipeline includes cannabinoid product candidates for schizophrenia, autism spectrum disorder, various potential targets within neuropsychiatry, and Neonatal Hypoxic Ischemic Encephalopathy.

In July 2020, the FDA expanded the approval of Epidiolex, adding a new indication of seizures associated with TSC and expanding existing indications to patients one year of age and older.

In March 2020, we applied for approval of TSC in Europe, which is currently under review by the European Medicines Agency.

In December 2017, we terminated our license agreement with Otsuka and we have reacquired full ownership of the development and commercialization rights to nabiximols in the United States. We expect to commence five clinical trials of nabiximols for the treatment of spasticity due to multiple sclerosis, two of which are expected to commence in the fourth quarter of 2020 and three of which are expected to commence in the first half of 2021.

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

We track all research and development expenditures against detailed budgets but do not seek to allocate all research and development costs by individual project. The components of R&D expense for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
External clinical trial expense
Epidiolex	$6,622	$5,745	$16,553	$19,881
Nabiximols	5,663	2,255	7,076	2,857
Other programs	4,207	1,649	10,275	5,680
Total external clinical trial expense	16,492	9,649	33,904	28,418
Research and development tax and expense credits	(1,057)	(681)	(2,948)	(2,191)
Other internal research and development	41,499	27,333	117,586	72,916
Total research and development expense	$56,934	$36,301	$148,542	$99,143

Research and development expenses increased $20.6 million, or 57%, to $56.9 million for the three months ended September 30, 2020 compared to $36.3 million for the same period in 2019, primarily due to an increase in internal costs and external clinical trial expenses for nabiximols, as well as increased costs for early stage development programs.

Research and development expenses increased $49.4 million, or 50%, to $148.5 million for the nine months ended September 30, 2020 compared to $99.1 million for the same period in 2019, primarily due to an increase in internal costs and external clinical trial expenses for nabiximols, as well as increased costs for early stage development programs. These increases were partially offset by a reduction in expenses related to the Epidiolex open-label extension trial in the United States due to the transition of patients to commercial product in early 2019 and a reduction in other external clinical trial expenses related delays caused by the COVID-19 pandemic.

The COVID-19 pandemic impacted the timeline of some of our clinical trials and other research and development activities during the third quarter of 2020 and may cause further clinical trial delays in the remainder of 2020.

Sales, general and administrative expenses

Sales, general and administrative, or SG&A, expenses consist primarily of salaries and benefits related to our executive, commercial, and corporate support functions, expenses associated with our commercial activities, and other general administration expenses.

We expect that sales, general and administrative expenses will increase in the future as we expand our operating activities and continue to build our commercial team for continued commercialization of Epidyolex in Europe.

SG&A expenses increased $21.0 million, or 33%, to $85.2 million for the three months ended September 30, 2020 compared to $64.2 million for the same period in 2019. The increase in SG&A expenses in 2020 was primarily due to an increase in employee-related expenses driven by the build-out of our commercial functions in Europe, an increase in expenses to support our launch of Epidiolex for the treatment of TSC in the United States, an increase in all of our corporate support functions, including information technology infrastructure, and, to a smaller degree, an increase in insurance expenses and legal fees. These increases were partially offset by a decrease in travel related expenses due to the impact of COVID-19.

SG&A expenses increased $50.8 million, or 28%, to $232.3 million for the nine months ended September 30, 2020 compared to $181.5 million for the same period in 2019. The increase in SG&A expenses in the nine months ended September 30, 2020 was primarily due to the same factors discussed above with respect to the increase in SG&A expenses for the third quarter of 2020.

Interest income

Interest income decreased $2.0 million for the three months ended September 30, 2020 to $0.2 million compared to interest income of $2.2 million for the same period in 2019. Due to uncertainties in the financial markets related to COVID-19, we transitioned a large portion of our cash equivalent balances to lower interest earning U.S. government securities money market funds from relatively higher interest rate bearing commercial money market funds in early 2020.

Interest income decreased $4.9 million for the nine months ended September 30, 2020 to $1.7 million compared to interest income of $6.6 million for the same period in 2019. The decrease in interest income is primarily due to the same factor described above with regard to the decrease in interest income for the three months ended September 30, 2020.

Interest expense

Interest expense remained consistent for the three and nine months ended September 30, 2020 and 2019. Interest expense is primarily related to our finance lease liabilities.

Foreign currency exchange (loss) gain

Foreign currency exchange loss was $1.8 million and $0.4 million for the three and nine month periods ended September 30, 2020 compared to foreign currency exchange gains of $1.9 million and $2.8 million for the three and nine months ended September 30, 2019, respectively. Foreign currency exchange gains and losses are driven primarily by cash balances, accounts payable and intercompany balances denominated in a currency other than the transacting entity’s functional currency. Our primary foreign currency exposure is the exchange rate between the British pound and the U.S. dollar.

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

Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom. Income tax benefit for the three months ended September 30, 2020 was $2.4 million compared to an income tax benefit of less than $0.1 million for the three months ended September 30, 2019. The increase in the income tax benefit was primarily due to a prior period true-up related to the company’s deduction under IRC Section 250 for foreign-derived intangible income as a result of regulations being finalized in the quarter.

For the nine months ended September 30, 2020, income tax expense was $0.5 million compared to an income tax benefit of $1.5 million for the nine months ended September 30, 2019. The increase in income tax expense was primarily due to the impact of excess tax benefits and tax deficiencies for stock options and higher pre-tax income.

Liquidity and Capital Resources

In recent years, we have incurred significant net losses and negative cash flows from operations. We have largely funded our operations from issuances of equity securities, government expense and tax credits, and milestone payments from our out-license partners. Our cash flows may fluctuate, are difficult to forecast and will depend on many factors, including:

•	the timing of achievement of future regulatory approvals and commercial launches in the United States and Europe;
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

We believe that our cash and cash equivalents as of September 30, 2020 of $480.3 million will be sufficient to fund our operations, including currently anticipated research and development activities and planned capital expenditures, for the foreseeable future, including for at least the next 12 months.

Cash Flows

The following table summarizes the results of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(33,314)	$(107,522)
Net cash used in investing activities	(23,028)	73,019
Net cash (used in) provided by financing activities	(901)	2,157
Cash and cash equivalents at end of period	$480,330	$554,682

Operating activities

As of September 30, 2020, we had cash and cash equivalents totaling $480.3 million compared to $554.7 million as of September 30, 2019. Net cash used in operating activities decreased by $74.2 million to $33.3 million for the nine months ended September 30, 2020 compared to $107.5 million for the nine months ended September 30, 2019. The decrease in cash used in operating activities is primarily attributable to a $177.3 million increase in net product sales, partially offset by a $7.2 million increase in cost of product sales, a $50.8 million increase in SG&A expenses, $49.4 million increase in research and development spend, and a $7.8 million decrease in cash used to fund changes in net operating assets and liabilities.

Investing activities

Net cash used in investing activities was $23.0 million for the nine months ended September 30, 2020 compared to net cash provided by investing activities of $73.0 million for the nine months ended September 30, 2019. The cash used in investing activities as of September 30, 2020 included $14.3 million in capital expenditures, primarily due to the continued expansion of our manufacturing facilities, and $6.4 million used to reacquire the rights to commercialize Sativex in the U.K. from Bayer. The cash provided by investing operations in the nine months ended September 30, 2019 is primarily attributable to the cashed received on the sale of the priority review voucher of $104.1 million, partially offset by $29.9 million in additions to property, plant and equipment.

Financing activities

Net cash used in financing activities was $0.9 million for the nine months ended September 30, 2020 compared to financing activities providing cash of $2.2 million during the nine months ended September 30, 2019. The increase in cash used in financing activities is primarily attributable to payments made in connection with common stock withheld for employee tax obligations and a decrease in proceeds received from the exercise of stock options.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls in the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was not a party to any material legal proceedings.

In 2007, we entered into a research collaboration agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, which expired in June 2013. Otsuka has contacted us to assert that it is owed royalty payments under the agreement of up to 2% of Epidiolex net sales. While we believe Otsuka’s position is without merit, we plan to meet with Otsuka before the end of 2020. We cannot predict the outcome of this matter and cannot provide assurances that we will be successful, in whole or in part, in our efforts.

We are not aware of any other proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.  Risk Factors

As of and for the period ended September 30, 2020, there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, except for the risk factors below, which have been updated:

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus.

An epidemic or pandemic disease outbreak, including the recent COVID-19 outbreak, could cause significant disruption to our business operations or the operations of third-party suppliers and Contract Research Organizations upon whom we rely, as well as to our clinical trials, including as a result of significant restrictions or bans on travel where we conduct our clinical trials, as well as a diversion of healthcare resources away from the conduct of clinical trials. Such disruption could impede, delay, limit or prevent our employees and Contract Research Organizations from continuing research and development activities, the production, delivery or release of our product candidates to our clinical trial sites, as well as clinical trial investigators, patients or other critical staff from traveling to or otherwise continuing to participate in our clinical trials, and delay data collection and analysis and other related activities, any of which could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses. Further, due to “shelter in place” orders and other public health guidance measures, we have implemented a work-from-home policy for all staff members in the U.S. and U.K. excluding those necessary to maintain minimum basic operations. At this time, we are beginning to return to limited in-person field contact where local conditions and clinic policies allow. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business.

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

Our success will depend on our ability to successfully commercialize our product pipeline, including commercialization of Epidiolex, nabiximols and our other cannabinoid product candidates. While we have received U.S. regulatory approval for the treatment of seizures associated with LGS, Dravet syndrome, or TSC in patients one year of age and older and EMA regulatory approval for the use of Epidiolex for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older, we are evaluating Epidiolex for the treatment of other conditions such as additional rare childhood-onset epilepsy disorders. Epidiolex may never receive regulatory approval for the treatment of any other indications in the U.S. or elsewhere. Even if completed Phase 3 clinical trials and/or ongoing or future Phase 3 clinical trials show positive results, there can be no assurance that the FDA, EMA or any other regulatory authority will approve Epidiolex for any additional indications or that any other product candidate will receive approval.

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2020, we reported a net operating cash outflow of $33.3 million and a net cash outflow from investing activities of $23.0 million.

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

Item 6. Exhibits

The following exhibits are either provided with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Description

3.1*	Substituted Articles of Association of GW Pharmaceuticals plc (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

10.1**	Letter of Appointment by and between GW Pharmaceuticals plc and David Gryska, dated September 9, 2020.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GW PHARMACEUTICALS PLC

Date:	November 4, 2020	By:	/s/ Justin Gover
Name: Justin Gover
Title: Chief Executive Officer

Date:	November 4, 2020	By:	/s/ Scott Giacobello
Name: Scott Giacobello
Title: Chief Financial Officer