Form 10-K
period 2020-12-31
GW PHARMACEUTICALS PLC
filed 2021-02-26
CIK 1351288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $3,735,551,435.

As of February 23, 2021, 376,191,260 shares were outstanding including 366,519,912 shares held as American Depositary Shares, each representing twelve Ordinary Shares, par value £0.001 per share and 9,671,348 Ordinary Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

GENERAL INFORMATION

In this Annual Report, “GW Pharma,” the “Group,” the “Company,” “we,” “us” and “our” refer to GW Pharmaceuticals plc and its consolidated subsidiaries, except where the context otherwise requires.

On February 3, 2021, we entered into a transaction agreement (the "Transaction Agreement") with Jazz Pharmaceuticals Public Limited Company, a public limited company incorporated in Ireland ("Jazz"), and Jazz Pharmaceuticals UK Holdings Limited, a private limited company incorporated in England and Wales and a wholly owned subsidiary of Jazz ("Bidco"), under which Bidco has agreed to acquire the entire issued and to be issued share capital of the Company by means of a court-sanctioned scheme of arrangement under Part 26 of the U.K. Companies Act 2006, subject to the conditions described therein (the Scheme of Arrangement and such acquisition, the "Transaction").

Epidiolex®, Epidyolex® (the European trade name for Epidiolex), and Sativex® are registered trademarks of GW Pharmaceuticals plc.  Nabiximols is the U.S. adopted name for Sativex, and Sativex will be referred to as “nabiximols” throughout this Annual Report, except where the context requires otherwise.

Information Regarding Forward-Looking Statements

This annual report on Form 10-K (the “Annual Report”) contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about us and our industry. All statements other than statements of historical fact in this Annual Report are forward-looking statements

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we expect to operate in the future. Important factors that could cause those differences include, but are not limited to:

•

Our ability to complete the Transaction with Jazz on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary regulatory and shareholder approvals, the sanction of the High Court of Justice of England and Wales and satisfaction of other closing conditions to consummate the Transaction;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the proposed transaction;
•

disruption from the Transaction diverting the attention of our management from ongoing business operations or making it more difficult to conduct business as usual or maintain our relationships with customers, employees, suppliers or distributors;

•	significant transaction costs and/or unknown or inestimable liabilities;
•	effects of announcements relating to Transaction progress and shareholder communications on the market price of our American depositary shares ("ADSs");
•	potential litigation associated with the Transaction;
•	the inherent uncertainty of product development;
•	successful commercialization and marketing of Epidiolex or Epidyolex (the trade name for Epidiolex in Europe) and market acceptance of Epidiolex/Epidyolex;
•	our and our contract manufacturers’ ability to successfully manufacture commercial quantities of our products in compliance with regulatory requirements;
•	our ability to establish and maintain commercialization organizations in the U.S., Europe and elsewhere;
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

Risk Factors Summary

•	Failure to complete the Transaction with Jazz could materially adversely affect our business operations, financial results and market price of our ADSs.

•	Uncertainties while the Transaction is pending may cause disruption and may make it more difficult to maintain relationships with employees, customers, suppliers and distributors.

•	The Transaction may divert management's attention from business operations and places certain restrictions on management's ability to engage in certain actions without approval from Jazz.

•

Our prospects are highly dependent on the successful commercialization of Epidiolex/Epidyolex, which received approval in 2018 from the FDA and in September 2019 from the EC. To the extent Epidiolex/Epidyolex is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our ADSs may decline.

•

If we do not obtain regulatory approval of Epidiolex/Epidyolex for other indications in the U.S., Europe or for any indications in foreign jurisdictions, we will not be able to market Epidiolex/Epidyolex for other indications or in other jurisdictions, which will limit our commercial revenues.

•

In 2018, we received FDA approval for Epidiolex for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older. In September 2019, we received EC approval of the marketing authorization for Epidyolex for use as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. Those approvals subject us to ongoing obligations and continued regulatory review, which may result in significant additional expense.

•

Epidiolex has been studied only in a limited number of patients and in limited populations. As we continue our commercial launch, Epidiolex will become available to a much larger number of patients, and we do not know whether the results of Epidiolex use in such larger number of patients will be consistent with the results from our clinical trials.

•

We have limited marketing experience, and have only recently established our sales force, distribution and reimbursement capabilities, and we may not be able to successfully commercialize Epidiolex, or any of our product candidates if they are approved in the future.

•

If the price for Epidiolex, nabiximols or any future approved products decreases or if governmental and other third-party payers do not provide coverage and adequate reimbursement levels, our revenue and prospects for profitability will suffer.

•

Problems in our manufacturing process, failure to comply with manufacturing regulations or unexpected increases in our manufacturing costs could harm our business, results of operations and financial condition.

•

We may fail to expand our growing and manufacturing capability in time to meet market demand for our products and product candidates, and the FDA and EMA may refuse to accept our facilities or those of our contract manufactures as being suitable for the production of our products and product candidates.

•	Nabiximols and our product candidates contain controlled substances, the use of which may generate public controversy.
•	Counterfeit versions of our products could harm our business.
•

If we are unable to use net operating loss carry-forwards and certain built-in losses to reduce future tax payments, or benefit from favorable tax legislation, our business, results of operations and financial condition may be adversely affected.

•	Our proprietary information, or that of our customers, suppliers and business partners, may be lost or we may suffer security breaches.
•	Failure of our information technology systems, including cybersecurity attacks or other data security incidents, could significantly disrupt the operation of our business.
•

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

•

The United Kingdom’s withdrawal from the European Union could lead to increased market volatility, which could adversely impact the market price of our ADSs and make it more difficult for us to do business in Europe or have other adverse effects on our business.

•

Clinical trials for our product candidates are expensive, time-consuming, uncertain and susceptible to change, delay or termination. The results of clinical trials are open to differing interpretations.

•

We are subject to federal, state and foreign healthcare laws and regulations and implementation of or changes to such healthcare laws and regulations could adversely affect our business and results of operations.

•

Our ability to research, develop and commercialize Epidiolex, nabiximols and our product candidates is dependent on our ability to maintain licenses relating to the cultivation, possession and supply of controlled substances.

•

Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of our product candidates, limit the scope of any approved label or market acceptance, or cause the recall or loss of marketing approval of products that are already marketed.

•

The development of a REMS for our product(s)/product candidates could cause delays in the approval process and would add additional layers of regulatory requirements that could impact our ability to commercialize our product candidates in the U.S. and reduce their market potential.

•

Our existing collaboration arrangements and any that we may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize Epidiolex, nabiximols and our product candidates.

•

We depend on a limited number of suppliers for materials and components required to manufacture Epidiolex, nabiximols and our product candidates. The loss of these suppliers, or their failure to supply us on a timely basis, could cause delays in our current and future capacity and adversely affect our business.

•	We may not be able to adequately protect Epidiolex, nabiximols, our product candidates or our proprietary technology in the marketplace.
•

If third parties claim that the Company's intellectual property, products, processes, or anything else used by us infringes upon their intellectual property, our operating profits could be adversely affected.

•	Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell Epidiolex, nabiximols and our product candidates.
•

The product candidates we are developing will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.

Item 1. Business

Company Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics from our proprietary cannabinoid product platform in a broad range of disease areas. In over 20 years of operations, we have established a world leading position in the science, development and commercialization of plant-derived cannabinoid therapeutics through our proven drug discovery and development processes, our intellectual property portfolio, and our regulatory, manufacturing and commercial expertise.

On February 3, 2021, we entered into a Transaction Agreement with Jazz and Bidco, under which Bidco has agreed to acquire the entire issued and to be issued share capital of the Company by means of a court-sanctioned scheme of arrangement under Part 26 of the U.K. Companies Act 2006, subject to the conditions described therein.

Our lead cannabinoid product is Epidiolex, a pharmaceutical formulation comprising highly purified plant-derived cannabidiol, or CBD, for which we retain global commercial rights. We initially launched Epidiolex in the U.S. in November 2018 for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS) and Dravet syndrome for patients two years of age and older. In July 2020, the U.S. Food and Drug Administration (FDA) expanded the approval of Epidiolex, adding a new indication of seizures associated with Tuberous Sclerosis Complex (TSC). The FDA also approved the expansion of all existing indications, LGS, Dravet syndrome and TSC, to patients one year of age and older. LGS and Dravet syndrome are severe childhood-onset, drug-resistant epilepsy syndromes. TSC is a rare genetic disorder that causes non-malignant tumors to form in many different organs and affects approximately 50,000 individuals in the United States and one million worldwide. We have received Orphan Drug Designation from the FDA and the Committee for Orphan Medical Products ("COMP") for TSC (we previously received the same designations for LGS and Dravet syndrome).

Epidyolex (the trade name in Europe for Epidiolex) was approved in September 2019 by the European Commission (EC) for use as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. We have launched Epidyolex in Germany and the U.K. and are planning launches in France, Italy, and Spain. In September 2020, Epidyolex was approved in Australia.

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

We have a deep pipeline of additional cannabinoid product candidates that includes compounds in Phase 1, Phase 2, and Phase 3 trials. Our most advanced pipeline asset in the United States is nabiximols, for which we have commenced two out of five clinical trials for the treatment of spasticity due to multiple sclerosis. The three other studies are expected to commence in the first half of 2021. We believe that any one of these studies could enable a new drug application ("NDA") with the FDA, potentially as early as the fourth quarter of 2021. We anticipate commercializing nabiximols in the U.S. using our in-house commercial organization. Nabiximols is already approved in over 25 countries outside the U.S. for the treatment of spasticity due to multiple sclerosis under the brand name Sativex. We are advancing plans to commence an additional clinical program for nabiximols in spasticity due to spinal cord injury in 2021. We also plan on evaluating nabiximols for post-traumatic stress disorder, and the timing for a clinical trial in this condition will be assessed during 2021.

In addition to nabiximols, our pipeline includes cannabinoid product candidates for schizophrenia, autism spectrum disorder, various potential targets within neuropsychiatry, and Neonatal Hypoxic Ischemic Encephalopathy. Clinical trials for each of these indications are ongoing.

Our Marketed Products

Epidiolex

Epidiolex in the U.S.

We initially launched Epidiolex in the U.S. in November 2018 for the treatment of seizures associated with LGS and Dravet syndrome for patients two years of age and older. In July 2020, the FDA expanded the approval of Epidiolex, adding a new indication of seizures associated with TSC.  The FDA also approved the expansion of all existing indications, LGS, Dravet syndrome and TSC, to patients one year of age and older. LGS and Dravet syndrome are severe childhood-onset, drug-resistant epilepsy syndromes. TSC is a rare genetic disorder that causes non-malignant tumors to form in many different organs and affects approximately 50,000 individuals in the United States and one million worldwide. We have received Orphan Drug Designation from FDA and COMP for TSC (we previously received the same designations for LGS and Dravet syndrome).

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

Epidyolex in Europe

On September 23, 2019, we announced that the EC approved the marketing authorization for Epidyolex (the trade name in Europe for Epidiolex) for use as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. We have launched Epidyolex in Germany and the U.K. and are planning launches in France, Italy and Spain. In September 2020, Epidyolex was approved in Australia.

Epilepsy Market Overview

According to the Epilepsy Foundation, approximately 3.4 million people in the U.S. live with epilepsy. According to Kwan and Brodie in the February 2000 edition of The New England Journal of Medicine, 36 percent of patients with epilepsy were pharmaco-resistant even after the use of three anti-epilepsy drugs (“AEDs”). Furthermore, it is recognized that some of those that do find relief often suffer side effects severe enough with their current medication that an alternative or adjunct treatment is often sought. The costs of uncontrolled epilepsy are significant, with direct and indirect costs associated with epilepsy totaling more than $15 billion per year. It is estimated that 50,000 epilepsy related deaths occur each year, more than breast cancer deaths annually.

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

Tuberous Sclerosis Complex

In July 2020, the FDA expanded the approval of Epidiolex, adding a new indication of seizures associated with TSC. TSC is a genetic disorder that causes non-malignant tumors to form in many different organs, primarily in the brain, eyes, heart, kidney, skin and lungs. The brain and skin are the most affected organs. TSC results from a mutation in tumor suppression genes TSC1 or TSC2. According to the Tuberous Sclerosis Alliance, TSC is estimated to affect approximately 50,000 patients in the U.S. The most common symptom of TSC is epilepsy, which occurs in 75 – 90 percent of patients, about 70 percent of whom experience seizure onset in their first year of life. TSC patients typically have treatment-resistant seizures. The seizures of TSC are typically focal in onset, meaning that they are localized to one region and hemisphere of the brain. There are significant co-morbidities associated with TSC including cognitive impairment in 50 percent, autism spectrum disorder (“ASD”) in up to 40 percent and neurobehavioral disorders in over 60 percent of individuals with TSC.

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

Epidiolex Intellectual Property and Other Protections

In addition to seven years of orphan exclusivity, we seek to protect Epidiolex through the expansion of our patent portfolio. Our patent portfolio relating to the use of CBD in the treatment of epileptic encephalopathies includes 87 distinct patent families that are either granted or filed. Most of the patent families in this portfolio claim the use of CBD in the treatment of particular childhood epilepsy syndromes, seizure sub-types and interactions with other concomitantly dosed anti-seizure drugs. To date, we have obtained 18 patents and received notices of allowance for a further patent from the USPTO, including claims for the use of CBD for the treatment of convulsive, drop and atonic seizures associated with both LGS and Dravet syndrome, an oral composition of CBD, as well as the use of CBD with clobazam, and the teaching that dose adjustment may be needed when concomitantly prescribed. Some of these patents are directly aligned with the Epidiolex label, and we have listed them in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book). These patents have expiry to 2035. We filed patent applications in the U.S. and many jurisdictions worldwide based on promising data that we believe demonstrates that Epidiolex is more efficacious than synthetic CBD at the same concentration in a mouse model of seizures. Unlike synthetic CBD, Epidiolex comprises up to 2% of other cannabinoids. It would appear from this early data that the presence of these cannabinoids, albeit in small amounts, provides an additional benefit over CBD alone in an animal model of epilepsy.  This patent, if granted, will have an expiry date of 2039. We continue to identify novel findings and submit patent applications resulting from the Epidiolex development program and we expect additional grants from these applications.

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

The development of nabiximols in the U.S. is described below under “Our Product Pipeline.”

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

Our Product Pipeline

Proprietary Cannabinoid Product Platform

The cannabis plant is the unique source of more than 70 structurally related, plant-derived cannabinoids. Although one cannabinoid, THC, is known to cause psychoactive effects associated with the use of illicit herbal cannabis, none of the other cannabinoids are known to share this property. In recent decades, there have been major scientific advances that have led to the discovery of new plant-derived cannabinoids and their potential for therapeutic use. We have been applying our cumulative knowledge of cannabinoid structure-activity relationships, pharmacology, metabolism and bioavailability to design and synthesize novel molecules with enhanced pharmaceutical properties, increased potency and intellectual property ("IP") protection for the compounds themselves while preserving efficacy and safety characteristics. We are a global leader in this developing area of science, and we believe that our proprietary cannabinoid product platform uniquely positions us to discover and develop cannabinoids as new therapeutics.

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
•

intellectual property portfolio, which includes issued and/or pending claims directed to novel compounds, plants, plant extracts, extraction technology, pharmaceutical formulations, drug delivery and the therapeutic uses of cannabinoids, as well as plant variety rights, know-how and trade secrets.

With the exception of Sativex, which is subject to licensing agreements described above outside of the U.S., we retain global commercial rights to all of our product pipeline candidates.

Pipeline Summary

Product/Product Candidates	Indication	Partner(s)	Status	Expected Next Steps

Epidiolex (CBD)	Childhood-onset epilepsy Treatment of seizures in LGS, Dravet syndrome, and TSC in patients one year of age and older (U.S.)	We retain global rights.	Approved by the FDA for LGS, Dravet syndrome and TSC and launched in the U.S. Approved by the EC for LGS and Dravet Syndrome (under the brand name Epidyolex).

Nabiximols	MS spasticity (ex- U.S.)	Almirall, Bayer, Ipsen and Neopharm	Approved in numerous countries.

	MS spasticity (U.S.)	We retain rights.		2 out of 5 pivotal clinical trials commenced in 2020 and ongoing.

	Spasticity associated with Spinal Cord Injury		Planning Phase 2/3 trial.	Initiate Phase 2/3 trial.

	Post-Traumatic Stress Disorder		Planning Phase 2 trial.

	Other neurological symptoms		Evaluating next target indications

GWP42003	Schizophrenia	We retain global rights.	Positive Phase 2 proof-of-concept.	Phase 2b trial ongoing.

GWP42006 (CBDV)	Autism Spectrum Disorder	We retain global rights.	Company sponsored open-label trial commenced. Investigator-led placebo-controlled trial in autism;

Intravenous GWP42003	Neonatal hypoxic-ischemic encephalopathy	We retain global rights.	Recruiting for Phase 1b trial in neonates.

GWP4202541	Neuropsychiatric symptoms	We retain global rights.	Phase I trial commenced
Novel compounds	Epilepsy	We retain global rights.	Planning for Phase I trial commenced

Nabiximols in the United States

Our nearest term pipeline opportunity in the U.S. is nabiximols. Following meetings with the FDA, we initiated two out of five pivotal clinical trials in 2020 for nabiximols in the treatment of spasticity due to multiple sclerosis, with the remaining three trials planned to begin in the first half of 2021. We believe that nabiximols has the potential to be developed in several additional indications and are planning clinical programs in spasticity due to spinal cord injury and PTSD.

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

With respect to the lifecycle for nabiximols beyond MS spasticity, we see potential opportunities within the broader spasticity markets as there are around three million patients in the United States with spasticity associated with various conditions. We are, in parallel, planning clinical programs in two further indications, spasticity due to spinal cord injury and PTSD. We commenced the MS spasticity clinical program in the second half of 2020 to address these broader markets with a view to achieving a series of approved indications for nabiximols over the coming years.

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

We commenced a Phase 2b trial of GWP42003 in schizophrenia in the second half of 2020.

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

GWP42006 (CBDV) in Autism Spectrum Disorder

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

We are working on various clinical initiatives for CBDV in the field of ASD. We initiated a company-sponsored open label trial in ASD in 2019. An investigator-led 100 patient placebo-controlled trial in ASD also commenced in 2019.

In February 2018, we announced that a Phase 2a study of CBDV in adult patients with focal seizures did not meet its primary endpoint and showed a favorable safety and tolerability profile.

We have a portfolio of intellectual property relating to CBDV for use in various indications including epilepsy and ASD. These patent families include issued and pending claims to use CBDV alone or in combination with standard anti-epileptic drugs in the treatment of seizures, and pending claims to the use of CBDV in the treatment of ASD and associated conditions. Other families include pending claims directed to the use of CBDV in other therapeutic areas such as neuropathic pain, Alzheimer’s disease and Duchenne’s disease, CBDV compositions and CBDV extracts. We anticipate additional patent applications being filed as new data is generated.

Intravenous GWP42003 in Neonatal Hypoxic-Ischemic Encephalopathy (NHIE)

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

In April 2015, we received Orphan Drug Designation from the FDA for CBD for the treatment of NHIE and in July 2015 we received fast track designation. In July 2015 we received Orphan Drug Designation from the EMA for CBD for the treatment of perinatal asphyxia, an alternate term that describes the same condition. A Phase 1 trial of intravenous GWP42003 in healthy volunteers was completed, and the Phase 1b trial in neonates has been ongoing since 2020.

Our portfolio of intellectual property related to the use of cannabinoids in NHIE includes a number of issued patents and pending applications in both the U.S. and Europe. This portfolio is directed to the use of cannabidiol in the treatment of NHIE and product formulations.

GWP4202541 in Neuropsychiatric symptoms

GWP4202541 is a complex botanical drug product for the treatment of neuropsychiatric symptoms. The drug product contains 30 mg/mL of GWP4202541, comprising a range of cannabinoids and non-cannabinoid plant-derived components such as terpenes, triglycerides, sterols and fatty acids.

Intermediates used to produce GWP4202541 are manufactured from unique chemovars of Cannabis sativa L. plants grown in a controlled indoor environment.

We commenced a Phase I trial of GWP4202541 in December 2020.

Our portfolio of intellectual property for the complex botanical drug product GWP4202541 comprises a number of pending patent applications directed to the complex botanical mixture, the use of the complex botanical drug product and the product formulation.

Novel Compounds in Epilepsy

Novel product candidates have been produced and tested to assess their pharmacology. Candidates have demonstrated increased potency in pre-clinical seizure models as well as improved pharmaceutical properties while preserving characteristics associated with efficacy and safety.

At present we have identified multiple compounds which are candidates to progress for further testing.

Our portfolio of intellectual property related to the novel compounds includes a number of pending applications to the novel compounds themselves. Such patents when granted will provide protection for the compounds however made and however used until at least 2040. Additional applications will be filed as further data becomes available.

Business Strategy

Our goal is to capitalize on our leading position in the field of plant-derived cannabinoid therapeutics by pursuing the following strategies:

•

Commercialize our lead product candidate Epidiolex in LGS, Dravet syndrome, and TSC in the U.S. and LGS, Dravet Syndrome, and TSC in Europe using our own commercial organization, and to identify the optimal commercial pathway in other markets around the world.

•	Expand the market opportunity for Epidiolex within the field of epilepsy through the commencement of a pivotal trial in a fourth target orphan epilepsy indication.
•	Seek U.S. approval for nabiximols in the treatment of MS spasticity, commercialize nabiximols in the U.S. using our own commercial organization, and expand the market to new indications.
•	Advance several clinical-stage proprietary cannabinoid product candidates to late-stage development.
•	Leverage our proprietary cannabinoid product platform and world leading position to discover, develop and commercialize additional novel first-in-class cannabinoid products.
•	Further strengthen our lead competitive position.

Our Proprietary Cannabinoid Product Platform

We believe we have established a world-leading position in cannabinoid therapeutics through our proven proprietary cannabinoid product platform. Our platform consists of a continually evolving library of internally generated novel cannabis plant types that produce selected cannabinoids, discovery of novel synthetic cannabinoids and their pharmacology through our internal research effort and in collaboration with our network of world leading scientists, a global intellectual property portfolio, in-house medicinal chemistry and formulation, internal drug discovery and pharmacology, processing and manufacturing capabilities, and development and regulatory expertise. We further believe that we are in a unique position to develop and manufacture plant-derived and synthetic cannabinoid formulations worldwide at sufficient quality, uniformity, scale and sophistication for the purposes of pharmaceutical development and to meet international regulatory requirements.

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

Our Product Development Approach for Plant Based Product Candidates

Our approach to early product development of plant based novel cannabinoids consists of the following stages:

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

We conduct some of our pharmacologic evaluations in collaboration with scientists at academic institutions around the world. We enter into research collaboration agreements and other arrangements that enable us to benefit from the expertise of external scientists while retaining intellectual property rights that emerge from the study of our research materials.

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

Clinical development.  Selected cannabinoid product candidates progress into clinical development. We adopt a hybrid model using both an in-house clinical operations team as well as contract research organizations. Since our inception, we have undertaken an extensive program of clinical trials.

Manufacturing

We are responsible for the manufacture and supply of our products for commercial and clinical purposes. Some of these manufacturing activities are contracted to external third parties.

Good Manufacturing Practices (“GMP”) manufacturing licenses issued by the Medicines and Healthcare products Regulatory Agency, or MHRA, in the U.K. and our facilities have been audited by the MHRA, the FDA, and other international agencies. We have extensive in-house experience in production of botanical raw material, pharmaceutical production, quality control, quality assurance and supply chain management.

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

Intellectual Property

Our success depends in significant part on our ability to protect the proprietary elements of Epidiolex, nabiximols and our other product candidates, technology and know-how, to operate without infringing on the proprietary rights of others, and to defend challenges and oppositions from others and prevent others from infringing on our proprietary rights. We have sought, and will continue to seek, patent protection in the U.S. and other countries for our proprietary technologies. Our intellectual property portfolio includes 87 patent families with issued and/or pending claims directed to plants, plant extracts, extraction technology, pharmaceutical formulations, drug delivery and the therapeutic uses of cannabinoids, as well as plant variety rights, know-how and trade secrets. From these families, as of January 31, 2021, we own and/or license 474 pending patent applications worldwide. Within the U.S., we have 69 issued patents with a further 51 pending patent applications under active prosecution. There are an additional 914 issued patents outside of the U.S. Our policy is to seek patent protection for the technology, inventions and improvements that we consider important to the development of our business, but only in those cases where we believe that the costs of obtaining patent protection is justified by the commercial potential of the technology, and typically only in those jurisdictions that we believe present significant commercial opportunities.

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

Under the 2007 research collaboration agreement with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”), which expired in June 2013, all intellectual property (including both patents and non-manufacturing related know-how) that was conceived by either Otsuka or us during the course of the collaboration is jointly owned by Otsuka and us.  We have an exclusive sub-licensable royalty-bearing license to it both outside and within the fields of CNS and oncology.

The term of individual patents depends upon the countries in which they are obtained. In most countries in which we have filed, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent or may be shortened if a patent is terminally disclaimed over another patent.

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

From time to time, in the normal course of our operations, we will be a party to litigation and other dispute matters and claims relating to intellectual property. One of our European patents is currently the subject of appeal proceedings following successfully overcoming the opposition filed against it. Such proceedings may result in claims in these patents being narrowed or cancelled such that the scope of the patent may not be as broad, or the patent may be revoked in its entirety. An interference action was commenced in January 2019 against our U.S. patent claiming the use of a 1:1 ratio CBD:THC in the treatment of glioblastoma multiforme. The senior party cancelled its involved claim, and we did not oppose the motion.  As such, the interference was resolved.  On December 23, 2020, Canopy Growth Corporation filed suit against us in the Western District of Texas, alleging infringement of U.S. Patent No. 10,870,632. Canopy alleges that the process we used to make the crude cannabinoid extract that is used to make Epidiolex is within the scope of its patent. We dispute Canopy's claims and intend to defend the matter vigorously. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold. An unfavorable outcome to any legal matter, if material, could have a materially adverse effect on our operations or our financial position, liquidity or results of operations.

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

Patients in the U.S. suffering from seizures associated with Dravet or LGS are treated with a variety of FDA-approved products, including cannabidiol, clobazam, clonazepam, valproate, lamotrigine, levetiracetam, rufinamide, topiramate, ethosuximide, and zonisamide.  FDA approved Zogenix, Inc.'s low-dose fenfluramine, or Fintepla, in Dravet syndrome in June 2020, and Zogenix  will submit its supplementary NDA for LGS in 2021. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited and Marinus Pharmaceuticals, Inc. are developing therapies for treating Developmental and Epileptic Encephalopathies (includes Dravet and LGS). Stiripentol has been approved in Europe for several years to treat Dravet syndrome and was approved in 2018 by the FDA. Zynerba Pharmaceuticals, Inc. is developing a topical formulation of CBD, for which it is working with FDA on a path forward on CONNECT-FX data for Zygel in Fragile X syndrome.  There are a number of public and private companies in the early stages of developing genetic therapies for Dravet syndrome, including Stoke Therapeutics, Inc., which has an antisense oligonucleotide, STK-001, in early clinical trials.

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

The European Commission created the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the European Union and, by extension (after national implementing decisions) in Iceland, Liechtenstein and Norway, which, together with the European Union member states, comprise the European Economic Area, or EEA. Applicants file marketing authorization applications with the European Medicines Agency, or EMA, where they are reviewed by a relevant scientific committee, in most cases the Committee for Medicinal Products for Human Use (“CHMP”). The EMA forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. This procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated “orphan drugs” (drugs used for rare human diseases) and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the voluntary request of the applicant also be used for human drugs that do not fall within the above-mentioned categories if the CHMP agrees that the human drug (a) contains a new active substance not yet approved on November 20, 2005; (b) constitutes a significant therapeutic, scientific or technical innovation or (c) authorization under the centralized procedure is in the interests of patients at the European Union level.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”) was enacted in March 2010. The ACA was enacted with the goal of expanding coverage for the uninsured while at the same time containing overall health care costs. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare D program. The ongoing legal challenges to the ACA, as well as Congressional efforts to repeal the ACA, create uncertainty as to the future impact of the ACA on pharmaceutical products.

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

Employees

At GW Pharmaceuticals, we view our employees as one of our most valuable assets, and, as of December 31, 2020, we had 1,161 employees, in 8 countries as follows:

As of December 31, 2020
By Function:
Research and development	355
Manufacturing and operations	212
Quality control and assurance	82
Commercial	294
Management and administrative	218
Total	1,161
By Geography:
United Kingdom	753
North America	358
Other	50
Total	1,161

We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union. We believe our relationships with our employees around the world are good.

We apply a systemic approach to our culture and people strategy and strive to align performance with pay and recognition.  We leverage a talent system that begins with GW's overall business strategy to ground us in understanding what is important, how we are doing, and what to prioritize and improve.

Throughout the employee life cycle and our talent processes, we emphasize:

•

Employee Engagement.  At GW, we conduct bi-annual employee engagement surveys.  Through continued investment in talent processes and acting on employee feedback, we have seen our employee engagement scores increase 5 points since 2019. The score of 90% puts us at world class levels of engagement and we now join the top 10% of companies at this level.

•

Diversity, Inclusion & Belonging.  We have been purposeful in our continued efforts to hire, develop and retain diverse talent as well as in our efforts to create an inclusive culture.  Our goals in 2021 are to equip senior leaders with regular data and discuss action plans to prioritize representation across the organization, continue to listen and learn from our employees through diversity panels and build inclusive leadership and employee behaviors.  We further emphasize diversity through all our talent processes.  In fiscal year 2020, our Diversity, Inclusion and Belonging index score, which measures employee sentiment across these dimensions, increased from 75% to 85%.  Currently, females make up 52% of our workforce, three years ago, females made up 49% of our workforce.  Currently there are two females on our board.

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

Item 1A.  Risk Factors

Our business has significant risks. You should carefully consider the following risk factors and all other information contained in this Annual Report, including our consolidated financial statements and the related notes. The risks and uncertainties described below are those material factors that make an investment in the Company speculative or risky. Additional risks and uncertainties not currently known to us or that we now deem immaterial may also impair our business, results of operations and financial condition.

Risks Relating to the Transaction with Jazz

There are material uncertainties and risks associated with the Transaction Agreement and Proposed Transaction.

On February 3, 2021, the Company entered into the Transaction Agreement with Jazz and Bidco, pursuant to which Bidco has agreed to acquire the entire issued and to be issued share capital of the Company by means of a court-sanctioned scheme of arrangement under Part 26 of the U.K. Companies Act 2006, subject to the conditions described therein.

There are material uncertainties and risks associated with the Transaction Agreement and the Transaction.  If any of these uncertainties and risks develop into actual events, then the Company’s business, financial condition, results and ongoing operations, share price or prospects could be materially adversely affected.  These uncertainties and risks include, but are not limited to, the following:

•

the announcement or pendency of the Transaction may impede the Company’s ability to retain and hire key personnel and its ability to maintain relationships with its customers, distributors, suppliers or third parties or its operating results and business generally;

•

matters relating to the Transaction, including integration planning, may require substantial commitments of time and resources by the Company’s management and employees and may otherwise divert the attention of management and employees, which may affect the Company’s business operations;

•

the Transaction Agreement restricts the Company from engaging in certain actions without the approval of Bidco, which could prevent the Company from pursuing certain business opportunities that arise prior to the closing of the Transaction or making appropriate changes to the Company’s business outside the ordinary course of business;

•

the Company’s directors and executive officers have financial interests in the Transaction that may be different from, or in addition to, the interests of the Company’s shareholders generally, which could have influenced their decisions to support or approve the Transaction; and

•	potential shareholder litigation in connection with the Transaction may result in significant costs of defense, indemnification and liability.

The value of the share portion of the Transaction consideration is subject to change based on fluctuations in the value of Jazz ordinary shares, and our shareholders may, in certain circumstances, receive stock consideration with a value that, at the time received, is less than $20.00 per ADS.

Under the Transaction Agreement, at the effective time of the Scheme of Arrangement, the holders of our ordinary shares will have the right to receive, for each such share (a) $16.66⅔ in cash and (b) an amount of Jazz ordinary shares equal to a certain exchange ratio to be determined prior to the closing of the Transaction.  The holders of our ADSs will be entitled to receive (1) $200 in cash and (2) 12 times the exchange ratio in the form of Jazz ordinary shares.

While the Transaction Agreement provides for a symmetrical collar mechanism that is intended to provide a fixed value of approximately $20.00 per ADS in Jazz ordinary shares at the closing of the Transaction if the volume-weighted average sale price of a Jazz ordinary share on Nasdaq during a specified 15 trading day period ending four trading days prior to closing is between $139.72 and $170.76, if the volume-weighted average sale price of a Jazz ordinary share on Nasdaq during such period is equal to or less than $139.72, then the holders of our of our ordinary shares will receive a fixed exchange ratio of 0.011929 Jazz ordinary shares per ordinary share as the share portion of the Transaction consideration (which may correspond to less than $1.66⅔ market value of Jazz ordinary shares per ordinary share) and the holders of our ADSs will receive a fixed exchange ratio of 0.143148 Jazz ordinary shares per ADS as the share portion of the Transaction consideration (which may correspond to less than $20.00 market value of Jazz ordinary shares per ADS). In addition, the collar mechanism does not afford any protection for declines in the Jazz ordinary share price following the last day of the 15 trading day measurement period. Accordingly, the value received by our shareholders in the Transaction may be negatively impacted by fluctuations in the Jazz ordinary share price prior to, or following, the closing of the Transaction. It is impossible to accurately predict the market price of the Jazz ordinary shares at the completion of the Transaction or during the 15 trading day measurement period and, therefore, impossible to accurately predict the number or value of the Jazz ordinary shares that our shareholders will receive in the Transaction.

The market price for Jazz ordinary shares may fluctuate both prior to the closing of the Transaction and thereafter for a variety of reasons, including, among others, general market and economic conditions, the demand for the Company's and Jazz's products, changes in laws and regulations, other changes in the respective businesses, operations, prospects and financial results of operations of  the Company and Jazz, market assessments of the likelihood that the Transaction will be completed, and the expected timing of the Transaction. Many of these factors are beyond the Company's and Jazz’s control.

The Transaction may not be completed in a timely manner or at all.

Completion of the Transaction is subject to certain closing conditions, including:

•	approval by the Company’s shareholders of the Scheme of Arrangement and the passing of the special resolution to amend the Company's organizational documents and other related matters;
•	sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales;
•	certain regulatory approvals, including expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
•	the absence of any law or order prohibiting consummation of the Transaction;
•	compliance in all material respects with the obligations of the Company, Jazz and Bidco under the Transaction Agreement;
•	accuracy of the representations and warranties of the Company, Jazz and Bidco, subject to certain materiality standards set forth in the Transaction Agreement;
•	the absence of any material adverse effect with respect to the Company or Jazz; and
•	the Jazz ordinary shares issuable in the Transaction having been approved for listing on Nasdaq.

The Company cannot be certain when or if the conditions for the Transaction will be satisfied or (if permissible under applicable law) waived or when or if the Transaction will be completed.

In connection with obtaining antitrust clearance for the Transaction, Jazz is not required to (1) make divestitures of or take other actions with respect to any assets or businesses of Jazz or its subsidiaries that would, individually or in the aggregate, have a material adverse effect on Jazz and its subsidiaries, taken as a whole, or (2) make divestitures of or take other actions with respect to any assets or businesses of the Company or its subsidiaries that (a) would, individually or in the aggregate, have a material adverse effect on the Company and its subsidiaries, taken as a whole, or (b) relate to Epidiolex.  There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Transaction.  There can be no assurance that all required approvals and clearances will be obtained or will be obtained on a timely basis.  The COVID-19 pandemic may also result in delays to the receipt of certain regulatory approvals required to consummate the Transaction.

Each of the Company and Bidco has the right to terminate the Transaction Agreement under certain circumstances, as described in the Transaction Agreement.

Lawsuits may be filed against the Company or Jazz relating to the Transaction and an adverse ruling in any such lawsuit may prevent the Transaction from being completed in the time frame expected or at all.

In the event that the Transaction is not completed for any reason, our shareholders will not receive any payment for their ADSs or ordinary shares in connection with the Transaction.  Instead, the Company will remain an independent public company and our shareholders will continue to own their ADSs and ordinary shares.

Failure to complete the Transaction could negatively impact the Company’s business, financial results and the market price of our ADSs.

If the Transaction is delayed or not completed, the Company’s ongoing businesses may be adversely affected and will be subject to several risks and consequences, including the following:

•	decline in our ADSs price to the extent that the price of our ADSs reflects an assumption that the Transaction will be completed;
•	negative publicity and a negative impression of the Company in the investment community;
•

negative reactions from employees, customers, distributors, suppliers or other third parties, including the loss of business opportunities and the ability to effectively respond to competitive pressures;

•	management’s focus would have been diverted from pursuing other opportunities that could have been beneficial to the Company;
•	the Company may be required, under certain circumstances, to pay Bidco a termination fee of $71.5 million; and
•

the Company could be subject to litigation related to any failure to consummate the Transaction or related to any enforcement proceeding commenced against the Company to perform its obligations under the Transaction Agreement.

The Transaction Agreement contains provisions that could discourage a potential competing acquirer of the Company.

The Company is subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide information to third parties, to enter into or continue discussions with third parties regarding alternative acquisition proposals, enter into any commitment with respect to any alternative acquisition proposal, to recommend or approve any alternative acquisition proposal or to change the recommendation of the Company’s board in favor of the Transaction, subject to customary exceptions.  In addition, the Company may be required to pay Bidco a termination fee of $71.5 million in certain circumstances if the Transaction Agreement is terminated following the Company’s receipt of an alternative acquisition proposal.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of the Company from considering or proposing the acquisition, even if it was prepared to pay consideration with a higher per ADS value than the value proposed to be received or realized in the Transaction, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our shareholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

The Company has incurred, and will incur, substantial direct and indirect costs as a result of the Transaction.

The Company has incurred, and will continue to incur, significant costs, expenses and fees for professional advisors, printing and other transaction costs in connection with the Transaction, and a significant portion of these fees and costs are payable by the Company regardless of whether the Transaction is consummated.

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

Epidiolex is our only drug that has been approved for sale in the U.S., and it has been approved for sale in Europe. In the U.S., it has only been approved for the treatment of seizures associated with LGS, Dravet syndrome and TSC in patients one year of age and older. In Europe, Epidyolex has only been approved for use as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. We are focusing a significant portion of our activities and resources on Epidiolex, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Epidiolex in the U.S. and Europe.

Successful commercialization of Epidiolex is subject to many risks. Prior to Epidiolex, we have only launched or commercialized one product, Sativex, outside of the U.S., and there is no guarantee that we will be able to continue to successfully commercialize Epidiolex for its approved indications. While we have established our commercial team and have hired our U.S. and European sales forces, we will need to continue to maintain and further develop the teams in order to successfully coordinate the commercialization of Epidiolex. Even if we are successful in maintaining and continuing to develop our commercial team, there are many factors that could cause the commercialization of Epidiolex to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by FDA for the treatment of seizures associated with Dravet syndrome prior to 2018, it is especially difficult to estimate the market potential of Epidiolex. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for LGS and Dravet syndrome, and we do not know whether our or others’ estimates in this regard will be accurate. We have limited information about how physicians, patients and payers will respond to the pricing of Epidiolex. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market after launch, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex.

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

While Epidiolex has been approved by FDA in the US for the treatment of seizures associated with LGS, Dravet syndrome or TSC in patients one year of age and older and by EMA in Europe as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older, it has not been approved by  FDA or EMA for any other indications, and has not been approved in any other jurisdiction for these indications or for any other indication. In order to market Epidiolex for other indications or in other jurisdictions, we must obtain regulatory approval for each of those indications and in each of the applicable jurisdictions, and we may never be able to obtain such approval. Approval of Epidiolex by FDA in the US for the treatment of seizures associated with LGS, Dravet syndrome and TSC in patients one year of age and older and by EMA in Europe as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older, does not ensure that the foreign jurisdictions will also approve Epidiolex for these indications, nor does it ensure that Epidiolex will be approved by FDA for any other indication. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing and distribution of pharmaceutical product candidates are subject to extensive regulation by FDA and EMA and other regulatory authorities in the U.S. and Europe and other countries, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for our product candidates, and, outside of the U.S. and Europe we have not yet identified all of the requirements that we will need to satisfy before submitting Epidiolex for approval for other indications or in other jurisdictions. In addition, some jurisdictions, including the U.S. and Europe, may impose further restrictions through designation of our products as controlled substances. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support our NDA and sNDA submissions in LGS, Dravet syndrome and TSC. In addition, strategic considerations need to be taken into account when determining whether and when to submit Epidiolex for approval in other jurisdictions. If we do not receive marketing approval for Epidiolex for any other indication or from any regulatory agency other than FDA and EMA, we will never be able to commercialize Epidiolex for any other indication in the U.S. or Europe or for any indication in any other jurisdiction. Even if we do receive additional regulatory approvals, we may not be successful in commercializing those approved products.

If the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or nonclinical studies or other activities, actions or decisions related to Epidiolex do not meet our or others’ expectations, the market price of our ADSs could decline significantly.

In 2018, we received FDA approval for Epidiolex for the treatment of seizures associated with LGS or Dravet syndrome in patients two years of age and older. In July 2020, FDA expanded the approval of Epidiolex, adding seizures associated with TSC, and also approved the expansion of all existing indications, LGS, Dravet syndrome and TSC, to patients one year of age and older. In September 2019, we received EC approval of the marketing authorization for Epidyolex. Those approvals subject us to ongoing obligations and continued regulatory review, which may result in significant additional expense. If we do not meet those ongoing obligations, we could be subject to significant penalties, including market withdrawal and/or civil or criminal penalties. Additionally, our other product candidates, if approved, could be subject to labeling and other restrictions and we may be subject to penalties (including market withdrawal) if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

We initially launched Epidiolex in the U.S. in November 2018 for the treatment of seizures associated with LGS and Dravet syndrome for patients two years of age and older. In July 2020, FDA expanded the approval of Epidiolex, adding a new indication of seizures associated with TSC. FDA also approved the expansion of all existing indications, LGS, Dravet syndrome and TSC, to patients one year of age and older.   In September 2019, we received EC approval of the marketing authorization for Epidyolex.  We have received Orphan Drug Designation from FDA for Epidiolex for seizures associated with LGS, Dravet syndrome and TSC. We also received Orphan Designation from EMA’s COMP for Epidyolex for Dravet syndrome, LGS and TSC, and the COMP reconfirmed the designation for LGS and Dravet syndrome upon EC’s approval. FDA's and EC’s approvals and other regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. With respect to FDA’s and EMA’s approvals of Epidiolex, we are subject to certain post-marketing requirements. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approval for Epidiolex and/or other civil or criminal penalties. In addition, with respect to Epidiolex, and any product candidate that FDA, EMA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices, or GMPs, with Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval, and with Good Laboratory Practices, or GLPs, for any nonclinical studies.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, mandatory safety labeling changes or product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications submitted by us, or suspension or revocation of product approvals;
•	imposition of REMS;
•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

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

Epidiolex has been studied only in a limited number of patients and in limited populations. As we continue our commercial launch, Epidiolex will become available to a much larger number of patients, and we do not know whether the results of Epidiolex use in such larger number of patients will be consistent with the results from our clinical trials.

Epidiolex has been administered only to a limited number of patients and in limited populations in clinical trials. While FDA and EC granted approval of Epidiolex based on the data included in the NDA, sNDA and marketing authorization application, and we believe such data to be robust, we do not know whether the results will be consistent with those resulting from administration of the drug to a large number of patients. New data relating to Epidiolex, including from adverse event reports and post-marketing studies in the U.S. and Europe, and from other ongoing clinical trials, may result in changes to the product label and/or imposition of a REMS and may adversely affect sales, or result in withdrawal of Epidiolex from the market. FDA, EC and regulatory authorities in other jurisdictions may also consider the new data in reviewing Epidiolex marketing applications for indications other than our approved uses in other jurisdictions, or impose additional post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We are dependent on the success of our product candidates, some of which may not receive regulatory approval or be successfully commercialized.

Our success will depend on our ability to successfully commercialize our product pipeline, including commercialization of Epidiolex, nabiximols and our other cannabinoid product candidates. While we have FDA approval in the US for the treatment of seizures associated with LGS, Dravet syndrome or TSC in patients one year of age and older and approval by EMA in Europe as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older, we are evaluating Epidiolex for the treatment of other conditions. We also continue to develop Epidiolex for additional rare childhood-onset epilepsy disorders. Epidiolex may never receive regulatory approval for the treatment of any other indications in the U.S. or elsewhere. Even if completed Phase 3 clinical trials and/or ongoing or future Phase 3 clinical trials show positive results, there can be no assurance that FDA, EMA or any other regulatory authority will approve Epidiolex for any additional indications or that any other product candidate will receive approval.

Our ability to successfully commercialize Epidiolex, nabiximols and our other product candidates will depend on, among other things, our ability to:

•	successfully complete pre-clinical and other nonclinical studies and clinical trials, including assessment of abuse potential;
•

demonstrate to FDA, EMA and similar foreign regulatory authorities that the efficacy of Epidiolex, nabiximols or any other product candidates in clinical trials can be attributed to the investigative product and not exclusively to its interaction with concomitant medications. It is possible that FDA may convene an advisory committee of external experts to consider any of our other drug candidates, and the course and outcome of meetings with these advisory committees can be hard to predict;

•	receive regulatory approvals from FDA, EMA and similar foreign regulatory authorities;
•

produce, through a validated process, in manufacturing facilities inspected and approved by regulatory authorities, including FDA and EMA, sufficiently large quantities of the product candidate, and the related Botanical Drug Substances, or BDSs, to permit successful commercialization;

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

Our business may be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic as a result of the current and potential future impacts on our commercialization efforts, supply chain, regulatory and clinical development activities and other business operations, in addition to the impact of a global economic slowdown.

Our business could be materially and adversely affected in the future by the evolving effects of the COVID-19 pandemic. In accordance with guidance issued by the Centers for Disease Control and Prevention, the World Health Organization and local authorities, beginning in March 2020, we implemented a mandatory work-from-home policy for employees who can perform their jobs offsite. In addition, we had begun to recruit patients for a clinical trial of Epidiolex in the treatment of Rett syndrome, and we terminated this trial in November 2020 due to severe feasibility challenges arising from COVID-19. Our essential research, manufacturing and laboratory activities are ongoing, and we maintain a number of additional precautionary measures to protect these onsite employees, such as temperature checks, screening protocols, masks, social distancing, contact tracing and making testing available. However, if we are unable to obtain adequate supplies of personal protective equipment due to shortages or encounter other challenges related to the evolving COVID-19 pandemic, we may have to place or may experience additional limitations on our in-person activities. In addition, our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. This could also increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. Impacts related to the COVID-19 pandemic could materially and adversely affect our business, our ability to generate sales of and revenues from our approved products, and our ability to advance the development of our products and product candidates, as described elsewhere in this "Risk Factors" section. The magnitude of such impacts will depend, in large part, on the ultimate duration and severity of the evolving effects of the COVID-19 pandemic.

The effects of the COVID-19 pandemic continue to rapidly evolve. These effects have increased market volatility and could result in a significant long-term disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, the current recession or additional market corrections resulting from the effects of the COVID-19 pandemic could materially affect our business and the value of our common stock. The extent to which the evolving effects of the COVID-19 pandemic impact our business, our ability to generate sales of and revenues from our approved products, and our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic, government actions, such as travel restrictions, quarantines and social distancing requirements in the U.S. and in other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and in other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, sales of our products, our clinical and regulatory activities, our research programs, healthcare systems or the global economy as a whole. However, these effects could materially and adversely affect our business, financial condition, results of operations and growth prospects. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affect our business, financial condition, results of operations and growth prospects, they may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this "Risk Factors" section. It is also possible that future global pandemics could also occur and also materially and adversely affect our business, financial condition, results of operations and growth prospects.

We have limited marketing experience, and have only recently established our sales force, distribution and reimbursement capabilities, and we may not be able to successfully commercialize Epidiolex, or any of our product candidates if they are approved in the future.

Our ability to generate revenues ultimately depends on our ability to sell our approved products and secure adequate third-party reimbursement. We currently have limited experience in marketing and selling our products. Our product Sativex is currently approved and sold through marketing partners in a number of countries outside of the U.S. for treatment of MS spasticity. We initially launched Epidiolex in the U.S. in November 2018. Epidiolex is our only product approved for sale in the U.S. and was approved for sale in Europe in September 2019, and we have only had commercialization experience in the U.S. since November 2018 and are only now building the commercial organization in Europe.

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

We are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing Epidiolex for the treatment of LGS, Dravet syndrome, and TSC to physicians. In addition, we must continue to train our sales force to ensure that a consistent and appropriate message about Epidiolex is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of Epidiolex and its proper administration, our efforts to successfully commercialize Epidiolex could be jeopardized, which would negatively impact our ability to generate product revenues.

We have recently grown our business and will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in managing our growth and executing our growth strategy.

Our management and personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. With FDA and EMA approvals for Epidiolex and the decision to promote and market in the U.S. and Europe the product candidates for which we receive marketing approval from FDA and  EC, we have increased our number of full-time equivalent employees to 1,161 as of December 31, 2020 primarily because of the build out of our commercial team in the U.S. and Europe and significant ongoing investment in our pipeline. As a result of these activities, the complexity of our business operations has substantially increased, and we may need to further expand certain areas of our organization.

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

The first NDA applicant with an Orphan Drug Designation for a particular active moiety to treat a specific disease or condition that receives FDA approval is usually entitled to a seven-year exclusive marketing period in the U.S. for that drug, for that indication. We rely in part on this orphan drug exclusivity and other regulatory exclusivities to protect Epidiolex and, potentially, our other products and product candidates from competitors, and we expect to continue relying in part on these regulatory exclusivities in the future. As to Epidiolex, the duration of our regulatory exclusivity period could be impacted by a number of factors, including the FDA’s later determination that our request for orphan designation was materially defective, that the manufacturer is unable to supply sufficient quantities of the drug, that the extension of the exclusivity period established by the Improving Regulatory Transparency for New Medical Therapies Act does not apply, or the possibility that we are unable to successfully obtain pediatric exclusivity. There is no assurance that we will successfully obtain Orphan Drug Designation for other product candidates or other rare diseases or that a product candidate for which we receive Orphan Drug Designation will be approved, or that we will be awarded orphan drug exclusivity upon approval as, for example, FDA may reconsider whether the eligibility criteria for such exclusivity have been met and/or maintained. Moreover, a drug product with an active moiety that is a different cannabinoid from that in our drug candidate or, under limited circumstances, the same drug product, may be approved by FDA for the same indication during the period of marketing exclusivity. The limited circumstances include a showing that the second drug is clinically superior to the drug with marketing exclusivity through a demonstration of superior safety or efficacy or that it makes a major contribution to patient care. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication before us, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges to aspects of FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, including whether two drugs are the same drug product, and future challenges could lead to changes that affect the protections potentially afforded our products in ways that are difficult to predict. In a successful legal challenge, a court invalidated FDA’s denial of orphan exclusivity to a drug on the grounds that the drug was not proven to be clinically superior to a previously approved product containing the same ingredient for the same orphan use. In response to the decision, FDA released a policy statement stating that the court’s decision is limited just to the facts of that particular case and that FDA will continue to require the sponsor of a designated drug that is the “same” as a previously approved drug to demonstrate that its drug is clinically superior to that drug upon approval in order to be eligible for orphan drug exclusivity, or in some cases, to even be eligible for marketing approval. In the future, there is the potential for additional legal challenges to FDA’s orphan drug regulations and policies, and it is uncertain how such challenges might affect our business.

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

In addition, the market for Epidiolex and nabiximols will depend significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available, even if not approved for the indication for which Epidiolex or nabiximols is approved.

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

The pharmaceutical industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. Some of these competitors and potential competitors have more experience than we have in the development of pharmaceutical products, including validation procedures and regulatory matters. In addition, Epidiolex and nabiximols compete with, and our product candidates, if successfully developed, will compete with, product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or our collaboration partners have. FDA approved Zogenix, Inc.'s low-dose fenfluramine, or Fintepla, in Dravet syndrome in June 2020, and Zogenix will submit its supplemental NDA for LGS in 2021. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited and Marinus Pharmaceuticals, Inc. are developing therapies for treating Developmental and Epileptic Encephalopathies (includes Dravet and LGS). Stiripentol has been approved in Europe for several years to treat Dravet syndrome and was approved in 2018 by FDA. Zynerba Pharmaceuticals, Inc. is developing a topical formulation of CBD, for which it is working with FDA on a path forward on CONNECT-FX data for Zygel in Fragile X syndrome.  There are a number of public and private companies in the early stages of developing genetic therapies for Dravet syndrome, including Stoke Therapeutics, Inc., which has an antisense oligonucleotide, STK-001, in early clinical trials. Other companies, including those with greater resources than us may announce similar plans in the future. In addition, there are non-FDA approved CBD preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

Product shipment delays could have a material adverse effect on our business, results of operations and financial condition.

The shipment, import and export of Epidiolex, nabiximols and our other product candidates require import and export licenses. In the U.S., FDA, U.S. Customs and Border Protection and the DEA, and in the U.K., the Home Office, and in other countries, similar regulatory authorities regulate the import and export of pharmaceutical products that contain controlled substances, including Epidiolex, nabiximols and our other product candidates. Specifically, the import and export process requires the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of Epidiolex, nabiximols and our product candidates may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in a partial or total loss of revenue from one or more shipments of Epidiolex, nabiximols or our other product candidates. A partial or total loss of revenue from one or more shipments of Epidiolex, nabiximols or our other product candidates could have a material adverse effect on our business, results of operations and financial condition.

Problems in our manufacturing process, failure to comply with manufacturing regulations or unexpected increases in our manufacturing costs could harm our business, results of operations and financial condition.

We are responsible for the manufacture and supply of nabiximols to our collaboration partners and for the manufacture and supply of Epidiolex, nabiximols and other product candidates for commercial use and for use in clinical trials. The manufacturing of Epidiolex, nabiximols and our product candidates necessitates compliance with GMP and other regulatory requirements in jurisdictions internationally. Our ability to successfully manufacture Epidiolex, nabiximols and other product candidates involves cultivation of botanical raw material from specific cannabinoid plants, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features, under tightly controlled processes and procedures. For Epidiolex, nabiximols and our product candidates, production also requires the cultivation of cannabinoid plants under highly controlled and standardized conditions. In addition, we must ensure chemical consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We must also ensure that our batches conform to complex release specifications. For each step in the manufacturing process for nabiximols, we are currently reliant on single manufacturing facilities and no back-up facilities are yet in place. We have a second site at which we can grow the specific cannabinoid plants that produce the CBD used in Epidiolex, a second site at which we can extract CBD from botanical raw material and a second site at which we can crystallize the purified CBD from the liquid plant extract, but we are currently reliant on a single manufacturing facility, and no back-up facilities are yet in place, for the other steps in the Epidiolex production process. Because nabiximols is a complex mixture manufactured from plant materials, and because the release specifications may not be identical in all countries, certain batches may fail release testing and not be able to be commercialized. A number of our product candidates (excluding Epidiolex) also consist of a complex mixture manufactured from plant materials, and are therefore subject to a similar risk. If we are unable to manufacture Epidiolex, nabiximols or other product candidates in accordance with regulatory specifications, including GMP, or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet current demand or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize Epidiolex, nabiximols and our product candidates on a timely or cost-competitive basis, if at all. We have an on-going program for expanding and upgrading parts of our growing and manufacturing facilities and we are working with a number of contract manufacturing partners. This has allowed us to implement a manufacturing program that we believe includes a sufficient number of growing and manufacturing sites that should provide sufficient quantities to meet initial demand, and meet FDA’s and EMA’s stringent requirements for demonstrating equivalence of the scaled-up manufacturing process. This program requires significant time and resources and may not be successful. We are in the final stages of significantly expanding our growing facilities to meet potential peak demand for Epidiolex, including working with several new contract manufacturers and adopting new methods in order to handle and process bulk quantities of botanical raw material. We are planning to increase the scale at which we manufacture Epidiolex over the next few years in order to meet potential peak demand for Epidiolex, including working with several new contractors and, potentially, adopting new processes. These activities may be unsuccessful, may lead to delays, interruptions to supply or may prove to be more costly than anticipated.

We may fail to expand our growing and manufacturing capability in time to meet market demand for our products and product candidates, and FDA and EMA may refuse to accept our facilities or those of our contract manufactures as being suitable for the production of our products and product candidates. Any problems in our growing or manufacturing process could have a material adverse effect on our business, results of operations and financial condition.

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

Since nabiximols and our other product candidates contain controlled substances, their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, nabiximols and our product candidates. These pressures could also limit or restrict the introduction and marketing of nabiximols and our product candidates. Adverse publicity from cannabis misuse or adverse side effects from cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable by nabiximols and our product candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

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

Our operations have consumed substantial amounts of cash since inception. For the year ended December 31, 2020, we reported a net operating cash outflow of $27.4 million and a net cash outflow from investing activities of $28.0 million.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA or EMA regulations, provide accurate information to FDA or EMA, comply with applicable manufacturing standards, comply with other foreign, federal and state laws and regulations, report information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information, including information obtained in the course of clinical trials, or illegal appropriation of drug product, which could result in government investigations and serious harm to our reputation. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent these prohibited activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

If we are unable to use net operating loss carry-forwards and certain built-in losses to reduce future tax payments, or benefit from favorable tax legislation, our business, results of operations and financial condition may be adversely affected.

As a U.K. resident trading company, we are predominantly subject to U.K. corporate taxation. At December 31, 2020, we had cumulative carry-forward tax losses of $655.8 million, available to offset against future profits (subject to the restrictions on the use of such losses described below). The majority of these tax loss attributes have not been recognized on our balance sheet at December 31, 2020. It should be noted, however, that the use of carry-forward losses is restricted such that they are not available for offset against more than 50% of taxable profits in any accounting period (subject to a £5 million annual allowance). Additionally, as we carry out extensive research and development activities in the U.K., we benefit from the U.K. research and development tax credit regime. We have benefitted from the U.K. research and development tax credit regime for small and medium-sized companies, whereby our principal research subsidiary, GW Research Ltd, was able to surrender a portion of available losses that arise from research and development activity for a refundable credit of up to approximately 33.4% of the eligible research and development expenditure. However, due to the increase in the size of our employee workforce in the U.K. and our annual turnover we are now subject to the U.K. research and development tax credit regime for large companies. Beginning October 1, 2017, GW Research Ltd is able to claim a refundable research and development expenditure credit, but that credit is payable at a lower effective rate of approximately 9.7%. We may also benefit in the future from the U.K.’s “patent box” regime, which would allow certain profits attributable to revenue from patented products to be taxed at a lower rate of 10%. When taken in combination with our available carry-forward tax losses and the enhanced relief available on our research and development expenditure, we expect that this may result in a long-term low rate of corporation tax. If, however, we are unable to generate sufficient future taxable profits, or for any reason to utilize our carry-forward losses (as currently restricted), or there are unexpected adverse changes to the U.K. research and development tax credit regime or “patent box” regime, or we are unable to qualify for such advantageous tax legislation, our business, results of operations and financial condition may be adversely affected.

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

In the ordinary course of our business, we collect and store sensitive data, including valuable and commercially sensitive intellectual property, clinical trial data, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers, clinical trial subjects and employees, and patients, in our data centers, on our networks, and with our third-party cloud service providers. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure, and that of our third parties, may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. In addition, having a significant portion of our employees work remotely due to the COVID-19 pandemic can strain our information technology infrastructure, which may make us more susceptible to communications disruptions and expose us to greater cybersecurity risks.  Any breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, damage our reputation and cause a loss of confidence in our products and our ability to conduct clinical trials, which could adversely affect our business and reputation and lead to delays in gaining regulatory approvals for Epidiolex, nabiximols or our product candidates. Although we maintain business interruption insurance coverage, our insurance might not cover all losses from any future breaches of our systems.

Failure of our information technology systems, including cybersecurity attacks or other data security incidents, could significantly disrupt the operation of our business.

Our business is increasingly dependent on critical, complex, and interdependent information technology (“IT”) systems, including Internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively.  In addition, having a significant portion of our employees work remotely due to the COVID-19 pandemic can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.

We are continuously evaluating and, where appropriate, enhancing our IT systems to address our planned growth, including to support our planned manufacturing operations. There are inherent costs and risks associated with implementing the enhancements to our IT systems, including potential delays in access to, or errors in, critical business and financial information, substantial capital expenditures, additional administrative time and operating expenses, retention of sufficiently skilled personnel to implement and operate the enhanced systems, demands on management time, and costs of delays or difficulties in transitioning to the enhanced systems, any of which could harm our business and results of operations. In addition, the implementation of enhancements to our IT systems may not result in productivity improvements at a level that outweighs the costs of implementation, or at all.  In addition, our systems and the systems of our third-party providers and collaborators are potentially vulnerable to data security breaches which may expose sensitive data to unauthorized persons or to the public. Such data security breaches could lead to the loss of confidential information, trade secrets or other intellectual property, could lead to the public exposure of personal information (including personally identifiable information or individually identifiable health information) of our employees, clinical trial patients, customers, business partners, and others, could lead to potential identity theft, or could lead to reputational harm.  Data security breaches could also result in loss of clinical trial data or damage to the integrity of that data. In addition, the increased use of social media by our employees and contractors could result in inadvertent disclosure of sensitive data or personal information, including but not limited to, confidential information, trade secrets and other intellectual property.

Any such disruption or security breach, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. Federal government or foreign governments, liability or sanctions under data privacy laws, including healthcare laws such as HIPAA, that protect certain types of sensitive information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

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

In addition, the European Parliament and the Council of the European Union has adopted the GDPR, which governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the U.S, provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.  Moreover, the European Court of Justice in July 2020 invalidated the Privacy Shield framework that had been in place between the EU and the U.S., which invalidation has created uncertainty about how data can now be shared in a compliant manner. Additionally, the California Consumer Privacy Act (“CCPA”), effective January 1, 2020, requires, among other things, provision of new disclosures to California consumers, gives such consumers new abilities to opt-out of certain sales of personal information, and affords a private right of action to such consumers if certain data breaches result in the loss or theft of their personal information. The GDPR, CCPA and other similar laws or regulations enacted in the U.S. or other jurisdictions associated with the enhanced protection of certain types of sensitive data, including healthcare data or other personal information, may increase our costs of doing business, and the differing requirements of these laws and regulations can complicate our compliance efforts.

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

The United Kingdom officially left the European Union as a member state on December 31, 2020. As a result, the UK now has third country status outside of the EU. Before the end of 2020, the U.K. and the EU concluded a Trade and Cooperation Agreement (“TCA”) which took effect from 01 January 2021. The terms of the TCA allow for tariff free and quota free access to the EU market for the UK so long as the UK does not diverge from EU laws. To the extent the UK does diverge from EU laws, access to EU markets may be made more restricted than it currently is. Although the EC has published a draft adequacy decision in relation to the UK’s handling of EU citizens’ data, this will be re-examined every four years to ensure a continued level of protection for EU citizens. Any alteration or annulment of this decision could impact our ability to transfer personal data in and out of the EU which may adversely affect our ability to operate efficiently. Our distribution model in the EU with the marketing authorization and a hub in the Netherlands has been designed to mitigate the impact of this on our business as much as possible.  In addition, the TCA does not allow UK institutions access to EU markets so it is possible that there will be a period of considerable uncertainty particularly in relation to United Kingdom financial and banking markets as well as in relation to the regulatory process in Europe. As a result of this uncertainty, financial markets could experience volatility which could adversely affect the market price of our ADSs. We may also face new regulatory costs and challenges that could have a material adverse effect on our operations. In this regard, the EMA has already issued a notice reminding marketing authorization holders of centrally authorized medicinal products for human and veterinary use of certain legal requirements that need to be considered as part of Brexit, such as the requirement for the marketing authorization holder of a product centrally approved by the European Commission to be established in the European Union, and the requirement for some activities relating to centrally approved products, such as batch release and pharmacovigilance, to be performed in the European Union. As a result of the foregoing developments, and in the absence of anything to the contrary contained in the TCA we have taken steps to establish a network of subsidiary undertakings in the major European markets and have established pharmacovigilance and batch release operations in the European Union. As a third country, the United Kingdom will lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers which could make our doing business worldwide more difficult. In addition, currency exchange rates in the pound sterling and the euro with respect to each other and the U.S. dollar have already been adversely affected by Brexit. Should this foreign exchange volatility continue it could cause volatility in our financial results.

Risks Related to Development and Regulatory Approval of Epidiolex, Nabiximols and Our Product Candidates

Clinical trials for our product candidates are expensive, time-consuming, uncertain and susceptible to change, delay or termination. The results of clinical trials are open to differing interpretations.

Clinical trials are expensive, time consuming and difficult to design and implement. Regulatory agencies may analyze or interpret the results differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of our product candidates are expected to continue for several years and may take significantly longer to complete. In addition, we, FDA, EMA, or other regulatory authorities, including state and local authorities, or an Institutional Review Board, or IRB, with respect to a trial at its institution, may suspend, delay or terminate our clinical trials at any time, require us to conduct additional clinical trials, require a particular clinical trial to continue for a longer duration than originally planned, require a change to our development plans such that we conduct clinical trials for a product candidate in a different order, e.g., in a step-wise fashion rather than running two trials of the same product candidate in parallel, or the DEA could suspend or terminate the registrations and quota allotments we require in order to procure and handle controlled substances, for various reasons, including:

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

•

the evolving effects of the COVID-19 pandemic.  For example, although we had begun to recruit patients for a clinical trial of Epidiolex in the treatment of Rett syndrome, we terminated this trial in November 2020 due to severe feasibility challenges arising from COVID-19;

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

We must also adhere to all regulatory requirements including FDA’s Good Laboratory Practice, Good Clinical Practice, and Current Good Manufacturing Practices requirements (“cGMP”) pharmacovigilance requirements, advertising and promotion restrictions, reporting and recordkeeping requirements, and their European equivalents. If we or our suppliers fail to comply with applicable regulations, including FDA pre-or post-approval cGMP requirements, then FDA or other foreign regulatory authorities could sanction us. Even if a drug is FDA-approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing trials. Epidiolex, and any of our product candidates that may be approved in the U.S. in the future, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, import, export, advertising, promotion, sampling, recordkeeping and submission of safety and other post-market information, including both federal and state requirements in the U.S. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to GMP. As such, we and our contract manufacturers (in the event contract manufacturers are appointed in the future) are subject to continual review and periodic inspections to assess compliance with GMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label.

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

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, FDA or other regulatory authorities may disagree with our interpretation of the data. In the event that we obtain negative results from clinical trials for product candidates or other problems related to potential chemistry, manufacturing and control issues or other hurdles occur and our product candidates are not approved, we may not be able to generate sufficient revenue or obtain financing to continue our operations, our ability to execute on our current business plan may be materially impaired, our reputation in the industry and in the investment community might be significantly damaged and the price of our ADSs could decrease significantly. In addition, our inability to properly design, commence and complete clinical trials may negatively impact the timing and results of our clinical trials and ability to seek approvals for our drug candidates.

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

Although FDA approved our NDA for Epidiolex without requiring a REMS as a condition of approval of the NDA, FDA may, post-approval, require a REMS for Epidiolex if it becomes aware of new safety information that makes a REMS necessary to ensure that the benefits of the drug outweigh the potential risks. REMS elements can include medication guides, communication plans for health care professionals, and ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. We may be required to adopt a REMS for our product candidates to ensure that the benefits outweigh the risks of abuse, misuse, diversion and other potential safety concerns. There can be no assurance that the FDA will approve a manageable REMS for our product candidates, which could create material and significant limits on our ability to successfully commercialize our product candidates in the U.S. Delays in the REMS approval process could result in delays in the NDA approval process. In addition, as part of the REMS, the FDA could require significant restrictions, such as restrictions on the prescription, distribution and patient use of the product, which could significantly impact our ability to effectively commercialize our product candidates, and dramatically reduce their market potential thereby adversely impacting our business, financial condition and results of operations. Even if initial REMS are not highly restrictive, if, after launch, our product candidates were to be subject to significant abuse/non-medical use or diversion from licit channels, this could lead to negative regulatory consequences, including a more restrictive REMS.

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

Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We rely upon a combination of patents, plant variety rights, trade secret protection (i.e., know-how), trademarks, and confidentiality agreements to protect the intellectual property of Epidiolex, nabiximols and our product candidates. The strengths of patents in the pharmaceutical field involve complex legal and scientific questions, and can be uncertain. Where appropriate, we seek patent protection for certain aspects of our products and technology. However, patent protection for naturally occurring compounds is exceedingly difficult to obtain, defend and enforce. Filing, prosecuting and defending patents throughout the world would be prohibitively expensive, so our policy is to look to patent technologies with commercial potential in jurisdictions with significant commercial opportunities. However, patent protection may not be available for some of the products or technology we are developing. If we must spend significant time and money protecting, defending or enforcing our patents, designing around patents held by others or licensing, potentially for large fees, patents or other proprietary rights held by others, our business, results of operations and financial condition may be harmed. We may not develop additional proprietary products that are patentable.

The patent positions of pharmaceutical products are complex and uncertain. The scope and extent of patent protection for Epidiolex, nabiximols and our product candidates are particularly uncertain. To date, our principal product candidates, including Epidiolex and nabiximols, have been based on specific formulations of certain previously known cannabinoids found in nature in the cannabis sativa plant. While we have sought patent protection, where appropriate, directed to, among other things, composition-of-matter for our specific formulations, their methods of use, and methods of manufacture, we do not have and will not be able to obtain composition of matter protection on these previously known cannabinoids per se. We anticipate that the products we develop in the future will continue to include or be based on the same or other naturally occurring compounds, as well as synthetic compounds we may discover. Although we have sought and expect to continue to seek patent protection for our product candidates, their methods of use, and methods of manufacture, any or all of them may not be subject to effective patent protection. For example, we are unable to obtain product per se patent protection for CBD, the active ingredient in Epidiolex, as it is a known and previously described compound. If any of our products are approved and marketed for an indication for which we do not have an issued patent, our ability to use our patents to prevent a competitor from commercializing a non-branded version of our commercial products for that non-patented indication could be significantly impaired or even eliminated.

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

If third parties claim that the Company’s intellectual property, products, processes, or anything else used by us infringes upon their intellectual property, our operating profits could be adversely affected.

There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the pharmaceutical industry. We may, from time to time, be notified of claims that we are infringing upon patents, trademarks, copyrights or other intellectual property rights owned by third parties, and we cannot provide assurances that other companies will not, in the future, pursue such infringement claims against us, our commercial partners or any third-party proprietary technologies we have licensed. In December 2020, Canopy Growth Corporation filed a complaint against us in the Western District of Texas, alleging infringement of its patent, U.S. Patent No. 10,870,632.  Canopy claims that our extraction process used to produce material used to produce Epidiolex infringes its patent.  We dispute Canopy's claims and intend to defend the matter vigorously. If we were found to infringe upon a patent or other intellectual property right, or if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including damages of up to three times the damages found or assessed, if the infringement is found to be willful, suspend the manufacture of certain products or reengineer or rebrand our products, if feasible, or we may be unable to enter certain new product markets. Any such claims could also be expensive and time consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. In addition, if we have declined or failed to enter into a valid non-disclosure or assignment agreement for any reason, we may not own the invention or our intellectual property, and our products may not be adequately protected. Thus, we cannot guarantee that Epidiolex, Sativex or our other product candidates, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

Risks Related to Controlled Substances

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell Epidyolex, nabiximols and our product candidates.

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining regulatory approval for Epidyolex, nabiximols and our other products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit Epidyolex, nabiximols or our other products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market Epidyolex, nabiximols and our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

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

While cannabis is a Schedule I controlled substance, products approved for medical use in the U.S. that contain cannabis or cannabis extracts should be placed in Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. If and when any of our product candidates receive FDA approval, the DEA will make a scheduling determination. If any foreign regulatory authority determines that Epidiolex may have potential for abuse, or if FDA or DEA makes a similar determination for nabiximols, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of that product.

DEA registration and inspection of facilities. Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of Sativex and/or other products. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

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

Clinical trials. Because our product candidates are controlled substances in the U.S., to conduct clinical trials in the U.S., each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense our products and to obtain product from our importer. If DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. The importer for the clinical trials must also obtain an importer registration and an import permit for each import. We do not currently conduct any manufacturing or repackaging/relabeling of Sativex or its active ingredients (i.e., the cannabis extract) in the U.S.

Importation. If one of our product candidates is approved and classified as a Schedule II or III substance, an importer can import for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. DEA provides annual assessments/estimates to the International Narcotics Control Board which guides the DEA in the amounts of controlled substances that DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect product availability and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration.

If one of our product candidates is approved and classified as a Schedule II controlled substance, federal law may impose additional restrictions on importation for commercial purposes.

Manufacture in the U.S. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the U.S., our contract manufacturers would be subject to DEA’s annual manufacturing and procurement quota requirements. Additionally, regardless of the scheduling of nabiximols, cannabis and the BDSs comprising the active ingredient in the final dosage form are currently Schedule I controlled substances and would be subject to such quotas as these substances could remain listed on Schedule I. The annual quota allocated to us or our contract manufacturers for the active ingredients in our products may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

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

There is a substantial amount of change occurring in the U.S. regarding the use of medical and recreational marijuana products. While federal law prohibits the sale and distribution of most marijuana products not approved or authorized by the FDA, at least 36 jurisdictions and the District of Columbia have enacted state laws to enable possession and use of marijuana for medical purposes, and at least 15 jurisdictions for recreational purposes. Under the U.S. Farm Bill, enacted in late 2018, certain extracts and other material derived from cannabis are now descheduled from the CSA. Although the marketing of such products as a food, dietary supplement, or for medical purposes remains subject to FDA requirements and is not currently permitted, the FDA continues to evaluate regulatory pathways to permit CBD in conventional foods and dietary supplements.  In addition, the House passed a legalization proposal in December 2020 though it was never considered in the Senate. Although our business is quite distinct from that of unapproved marijuana and dietary supplement companies, future legislation or FDA action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved marijuana products could affect our business.

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

As of December 31, 2020, Capital Research Global Investors, a division of Capital Research and Management Company, held approximately 11.9% of our issued share capital, accounting for approximately 11.9% of the voting rights of the Company, and Capital World Investors, also a division of Capital Research and Management Company, held approximately 8.8% of our issued share capital, accounting for approximately 8.8% of the voting rights of the Company. An aggregate of 20.7% of our issued share capital, accounting for approximately 20.7% of the voting rights of the Company, is collectively held by these Capital Research and Management Company divisions. To the extent these divisions of Capital Research and Management Company continue to collectively hold a large percentage of our share capital and voting rights, they will remain in a position to exert greater influence in the appointment of our directors and officers and in other corporate actions that require shareholders’ approval.

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

•

In the U.K., takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares or ADSs. If acceptances are not received for 90% or more of the ordinary shares or ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares or ADSs will likely be a condition in any takeover offer to acquire us, not 50% as is more common for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority in number of shareholders present and voting, in person or by proxy, at the meeting and together representing 75% or more in value of the ordinary shares held by those present and voting.

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

The rules governing PFICs can have adverse effects for U.S. federal income tax purposes. The tests for determining PFIC status for a taxable year depend upon the relative values of certain categories of assets and the relative amounts of certain kinds of income. The determination of whether we are a PFIC depends on the particular facts and circumstances (such as the valuation of our assets, including goodwill and other intangible assets) and may also be affected by the application of the PFIC rules, which are subject to differing interpretations. Based on our estimated gross income, the average value of our assets, including goodwill and the nature of our active business, we do not believe that we were classified as a PFIC for U.S. federal income tax purposes for the taxable year ending December 31, 2020. There can be no assurance, however, that we will not be considered to be a PFIC for this taxable year or any particular year in the future because PFIC status is factual in nature, depends upon factors not wholly within our control, generally cannot be determined until the close of the taxable year in question and is determined annually.

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

Item 2.  Properties

Our operations are conducted in leased facilities located in the United Kingdom and the United States. In addition to our leased administrative, research and manufacturing facilities, we also have dedicated growing facilities operated by contract partners. The following table provides a summary of our significant properties as of December 31, 2020:

			Lease /
			Contract
Type	Location	Size (sq. ft.)	Expiration
Administrative office	London, United Kingdom	6,950	2028
Administrative office	Cambridge, United Kingdom	16,036	2021-2030
Administrative office	Carlsbad, United States	62,714	2023-2026
Research and manufacturing	Southern United Kingdom	138,547	2022-2033
Growing facility	Eastern United Kingdom	1,960,000	2021
Growing facility	Northern United Kingdom	914,760	2022
Growing facility	Southern United Kingdom	328,837	2020-2028

We believe that our office, research and manufacturing facilities are sufficient to meet our current needs. We are not aware of any environmental issues that may affect our utilization of our property.

Item 3.  Legal Proceedings

As of December 31, 2020, we were not a party to any material legal proceedings.

In 2007, we entered into a research collaboration agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), which expired in June 2013. Otsuka has contacted us to assert that it is owed royalty payments under the agreement of up to two percent of Epidiolex net sales. While we believe Otsuka’s position is without merit, we cannot predict the outcome of this matter and cannot provide assurances that we will be successful, in whole or in part, in our efforts.

On December 23, 2020, Canopy Growth Corporation filed suit against us in the Western District of Texas, alleging infringement of U.S. Patent No. 10,870,632. Canopy alleges that the process we used to make the crude cannabinoid extract that is used to make Epidiolex is within the scope of its patent.  We dispute Canopy’s claims and intend to defend the matter vigorously.

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

Holders of Ordinary Shares and ADSs

As of December 31, 2020, there were approximately 989 holders of record of our ordinary shares and 263 holders of record of our ADSs. The closing sale price per ADS on the Nasdaq Global Market on February 22, 2020 was $213.35.

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

Performance Graph

The following graph shows the cumulative total shareholder return of an investment of $100 in cash at market close over the five-year period ending December 31, 2020 for (1) our ADSs, (2) the Nasdaq Biotechnology Index and (3) the Nasdaq Composite Index (U.S.).

Total Shareholder Return

$300
$200
$100
$0
Dec-15
Jun-16
Dec-16
Jun-17
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
GW Pharmaceuticals plc ADR
Nasdaq Biotech Index
Nasdaq Composite Index

This graph shows the daily movements to December 31, 2020 of $100 invested in GW Pharmaceuticals plc ADRs on January 1, 2016 compared with the value of $100 invested in the Nasdaq Biotech Index or the Nasdaq Composite Index.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the U.S. Securities Act of 1933, as amended (Securities Act) or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2020.

Item 6.  Selected Financial Data

The following table sets forth our consolidated financial data. The selected consolidated financial data as of and for the years ended December 31, 2020 and 2019, the three months ended December 31, 2018, and year ended September 30, 2018 presented in this table have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,		Three Months Ended December 31,	Years Ended September 30,
	2020	2019	2018	2018	2017
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$526,830	$310,331	$6,617	$10,469	$7,957
Other revenue	375	1,001	37	2,268	672
Total revenues	527,205	311,332	$6,654	12,737	8,629
Operating expenses:
Cost of product sales	37,531	27,199	1,829	5,986	4,521
Research and development	205,396	142,678	29,086	153,736	112,249
Selling, general and administrative	336,043	259,880	49,083	141,818	58,020
Total operating expenses	578,970	429,757	79,998	301,540	174,790
Loss from operations	(51,765)	(118,425)	(73,344)	(288,803)	(166,161)
Interest income	1,814	8,464	2,449	3,645	2,063
Interest expense	(1,121)	(1,087)	(295)	(1,249)	(951)
Other income	—	104,117	—	—	—
Foreign exchange loss	(3,974)	(2,272)	(982)	(4,963)	(6,442)
Loss before income taxes	(55,046)	(9,203)	(72,172)	(291,370)	(171,491)
Income tax expense (benefit)	3,082	(184)	(266)	3,797	(1,032)
Net loss	$(58,128)	$(9,019)	$(71,906)	$(295,167)	$(170,459)
Net loss per common share, basic and diluted	$(0.15)	$(0.02)	$(0.20)	$(0.88)	$(0.56)
Weighted average common shares outstanding, basic and diluted	375,586	371,580	366,458	333,936	305,826

	December 31,			September 30,
	2020	2019	2018	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$486,752	$536,933	$591,497	$354,913	$322,154
Working capital	569,724	582,075	580,406	332,042	319,673
Total assets	939,511	882,249	756,068	490,535	442,922
Total liabilities	198,421	156,215	81,988	75,376	62,099
Total stockholders’ equity	741,090	726,034	674,080	415,159	380,823

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

While we did not see a significant impact on our product net sales in 2020 from COVID-19, we are monitoring the demand for our products in light of the ongoing impact to health care systems in both the United States and Europe. In March, we suspended in-person interactions by our customer-facing personnel in healthcare settings and adjusted to virtually supporting healthcare professionals and patient care. We have since returned to limited in-person field contact where local conditions and clinic policies allow. We have seen and may continue to see a negative impact on growth of our product net sales from fewer patients visiting their healthcare provider to initiate, change or receive therapy.

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

While we are continuing the clinical trials we have underway in sites across the globe, we temporarily stopped enrolling new patients for existing trials in the second quarter of 2020. Enrollment of new patients in our trials resumed in the third quarter, but COVID-19 precautions continue to directly and indirectly impact the timeline for some of our planned clinical trials and other research and development activities.

In the U.S. and the U.K., our office-based employees have been working from home since early March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facilities.

Change of Fiscal Year

We changed our fiscal year end to December 31 from September 30, effective December 31, 2018. This annual report is for the year ended December 31, 2020.

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

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit, and contractual rebates with commercial payers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements. The allowance for rebates is based on contracted or statutory discount rates and expected utilization by benefit plan participants. The Company’s estimates for expected utilization of rebates is based on utilization data received from the SPs. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

In September 2019, the Company announced that the European Commission (EC) approved the marketing authorization for Epidyolex (the trade name in Europe for Epidiolex) for use as adjunctive therapy of seizures associated with Lennox‑Gastaut syndrome (LGS) or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. The Company has launched Epidyolex in a number of European markets and recognizes revenue from product sales in Europe upon delivery of the product, which is the point at which control of the goods is transferred to the customer. The Company recognizes revenue net of standard discounts and allowances, which are reflected as accrued liabilities.

Sativex

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

We use the Black-Scholes model to compute the estimated fair value of market-priced stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company's ADS price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the ordinary shares, and (iv) risk-free interest rates. Share-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Deferred Income Taxes

Deferred tax is accounted for using the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities at the applicable tax rates. As of December 31, 2020, we have deferred tax assets of $156.9 million, offset by deferred tax liabilities of $2.4 million and a valuation allowance of $133.7 million.

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

We have generated losses in the United Kingdom since inception and the likelihood of substantial future profits is uncertain. Therefore, the deferred tax assets arising in the United Kingdom do not meet the more-likely-than-not of being realized threshold. Accordingly, there continues to be a full valuation allowance against deferred taxes in the U.K.

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

Forecasting U.S. taxable income is by nature subject to known and unknown risks, uncertainties, assumptions and other factors that could negatively impact our ability to realize the value of our deferred tax assets. These risks include our ability to successfully grow our product sales of Epidiolex in the U.S. market and source future product development work to the U.S. subsidiary. If we determine in the future that an amount of our U.S. deferred tax assets fail to meet the more-likely-than-not to be realizable threshold, there will be a negative impact on our provision for income taxes and the amount of deferred tax assets recognized in our consolidated balance sheet. The amount of deferred taxes for our U.S. subsidiary included in our consolidated balance sheets is $20.8 million and $18.1 million as of December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

See Item 15 of Part IV, “Notes to Consolidated Financial Statements—Note 2—Summary of Significant Accounting Policies.”

Results of Operations

The following table summarizes the results of our operations for the years ended December 31, 2020 and 2019. The income statement data for the years ended December 31, 2020 and December 31, 2019 are derived from the consolidated financial statements included in Item 6 – Selected Financial Data.

	Year Ended December 31,
	2020	2019	Increase/Decrease
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$526,830	$310,331	$216,499
Other revenue	375	1,001	(626)
Total revenues	527,205	311,332	215,873
Operating expenses:
Cost of product sales	37,531	27,199	10,332
Research and development	205,396	142,678	62,718
Selling, general and administrative	336,043	259,880	76,163
Total operating expenses	578,970	429,757	149,213
Loss from operations	(51,765)	(118,425)	66,660
Interest income	1,814	8,464	(6,650)
Interest expense	(1,121)	(1,087)	(34)
Other income	—	104,117	(104,117)
Foreign exchange loss	(3,974)	(2,272)	(1,702)
Loss before income taxes	(55,046)	(9,203)	(45,843)
Income tax expense(benefit)	3,082	(184)	3,266
Net loss	$(58,128)	$(9,019)	$(49,109)

The following table summarizes the results of our operations for the years ended December 31, 2019 and 2018. The income statement data for the year ended December 31, 2019 are derived from the consolidated financial statements included in Item 6 – Selected Financial Data. The income statement data for the year ended December 31, 2018 are derived from our unaudited consolidated financial statements for that period.

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

The following table summarizes the results of our operations for the three months ended December 31, 2018 and 2017. The income statement data for the three months ended December 31, 2018 are derived from the consolidated financial statements included in Item 6 – Selected Financial Data. The income statement data for the three months ended December 31, 2017 are derived from our unaudited consolidated financial statements for that period.

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

Product net sales for the year ended December 31, 2020 were comprised of $510.5 million in net sales of Epidiolex and $16.3 million in net sales of Sativex. The $216.5 million increase in product net sales to $526.8 million for the year ended December 31, 2020 compared to $310.3 million for the year ended December 31, 2019 was primarily due to due to the growth of U.S. Epidiolex revenue and the launch of Epidiolex in certain European markets.

While we did not see a significant impact on our product net sales in 2020 from COVID-19, disruptions in health care systems in both the United States and Europe due to COVID-19 have impacted the rate of growth in new patient prescriptions for our products.

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

Other revenue

Other revenue in the years ended December 31, 2020, 2019 and 2018 consists of remaining development fees related to the Otsuka license agreement that was terminated in December 2017.

Cost of product sales

Cost of sales increased $10.3 million, or 38%, in the year ended December 31, 2020 to $37.5 million, or 7% of product net sales, compared to $27.2 million, or 9% of product net sales in the year ended December 31, 2019. The increase in cost of sales in dollars is primarily due to an increase in product net sales. The reduction in cost of sales as a percentage of product net sales is primarily due to manufacturing efficiencies related to the significant period over period increase in Epidiolex unit volumes.

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

Research and development expenses

We believe that our future revenues and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of December 31, 2020, we consider the following research and development projects to be our most significant late-stage product candidates:

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

In December 2017, we terminated our license agreement with Otsuka and we have reacquired full ownership of the development and commercialization rights to nabiximols in the United States. We expect to conduct five clinical trials of nabiximols for the treatment of spasticity due to multiple sclerosis, two of which commenced in the fourth quarter of 2020 and three of which are expected to commence in the first half of 2021.

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

We track all research and development expenditures against detailed budgets but do not seek to allocate all research and development costs by individual project. The components of R&D expense for the years ended December 31, 2020, 2019 and 2018, three months ended December 31, 2018 and 2017 and the year ended September 30, 2018 are as follows:

	Years Ended December 31,			Three Months Ended December 31,		Year Ended September 30,
	2020	2019	2018	2018	2017	2018
	(in thousands)
External clinical trial expense
Epidiolex	$19,863	$28,020	$33,970	$8,936	$7,508	$33,262
Nabiximols	11,565	3,837	33	69	45	—
Other programs	15,912	8,413	3,210	770	296	2,025
Total external clinical trial expense	47,340	40,270	37,213	9,775	7,849	35,287
Research and development tax and expense credits	(8,064)	(3,992)	(4,090)	(759)	(994)	(4,325)
Other internal research and development	166,120	106,400	113,504	20,070	29,340	122,774
Total research and development expense	$205,396	$142,678	$146,627	$29,086	$36,195	$153,736

R&D expenses increased $62.7 million, or 44%, to $205.4 million for the year ended December 31, 2020 compared to $142.7 million the year ended December 31, 2019. The increase was primarily attributable to an increase in internal costs and external clinical trial expenses for nabiximols, as well as increased costs for early stage development programs. These increases were partially offset by a reduction in expenses related to the Epidiolex open-label extension trial in the United States due to the transition of patients to commercial product in early 2019 and a reduction in other external clinical trial expenses related delays caused by the COVID-19 pandemic.

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

Sales, general and administrative expenses

Sales, general and administrative, or SG&A, expenses consist primarily of salaries and benefits related to our executive, commercial, and corporate support functions, expenses associated with our commercial activities, and other general administration expenses. We expect that sales, general and administrative expenses will increase in the future as we expand our operating activities and continue to build our commercial team in preparation for the launch of Epidyolex in additional markets in Europe.

SG&A expenses increased $76.1 million, or 29%, to $336.0 million in the year ended December 31, 2020 compared to $259.9 million in 2019. The increase in SG&A expenses in 2020 was primarily due to an increase in employee-related expenses driven by the build-out of our commercial functions in Europe, an increase in expenses to support our launch of Epidiolex for the treatment of TSC in the United States, an increase in all of our corporate support functions, including information technology infrastructure, and, to a smaller degree, an increase in insurance expenses and legal fees. These increases were partially offset by a decrease in travel related expenses due to the impact of COVID-19.

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

Interest Income

Interest income decreased $6.7 million in the year ended December 31, 2020 to $1.8 million compared to interest income of $8.5 million in the year ended December 31, 2019. The decrease in interest income in 2020 is primarily due to lower interest rates that prevailed during 2020 compared to 2019. Additionally, due to uncertainties in the financial markets related to COVID-19, we transitioned a large portion of our cash equivalent balances to lower interest earning U.S. government securities money market funds from relatively higher interest rate bearing commercial money market funds.

Interest income increased $3.0 million in the year ended December 31, 2019 to $8.5 million compared to interest income of $5.5 million in the year ended December 31, 2018. The increase in interest income in 2019 is primarily due to higher average cash and cash equivalent balances in 2019 compared to 2018 and an increase in interest rates on money market funds during the period.

Interest Expense

Interest expense for the years ended December 31, 2020 and 2019 was $1.1 million. Interest expense is primarily related to our finance lease liabilities, which did not significantly fluctuate in 2020 compared to 2019.

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

Foreign currency exchange loss for the year ended December 31, 2020 was $4.0 million compared to a foreign currency exchange loss of $2.3 million in the year ended December 31, 2019. The increase in the foreign exchange loss in 2020 was due primarily to a larger year over year change in the foreign currency exchange rates of the U.S. dollar and British Pound compared to the change in rates for the similar period in 2019.

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

Income tax expense (benefit)

Income tax expense for the year ended December 31, 2020 was $3.1 million compared to an income tax benefit of $0.2 million for the year ended December 31, 2019. The increase in the income tax expense in December 31, 2020 was primarily related to higher US pre-tax income and the income tax effects of share based payments, partially offset by Foreign Derived Intangible Income (“FDII”) benefits resulting from favorable final regulations issued under Internal Revenue Code Section 250.

Income tax benefit for both the year ended December 31, 2019 and the year ended December 31, 2018 was $0.2 million.  An increase in the income tax benefit in December 31, 2019 primarily related to the income tax effects of share based payments was fully offset by an increase in state taxes.

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

We believe that our cash and cash equivalents as of December 31, 2020 of $486.8 million will be sufficient to fund our operations, including currently anticipated research and development activities and planned capital expenditures, for the foreseeable future, including for at least the next 12 months.

Cash Flows

The following table summarizes the results of our cash flows for the years ended December 31, 2020, 2019 and 2018, three months ended December 31, 2018 and 2017 and year ended September 30, 2018.

	Years Ended December 31,			Three Months Ended December 31,		Years Ended September 30,
	2020	2019	2018	2018	2017	2018
	(in thousands)
Net cash used in operating activities	$(27,385)	$(123,469)	$(254,770)	$(74,460)	$(51,558)	$(231,868)
Net cash (used in) provided by investing activities	(28,007)	61,629	$(42,896)	(18,750)	(8,741)	(32,887)
Net cash (used in) provided by financing activities	(1,129)	1,946	$324,479	324,468	297,743	297,754
Cash and cash equivalents at end of the year	$486,752	$536,933	$591,497	$591,497	$559,227	$354,913

Operating activities

As of December 31, 2020, we had cash and cash equivalents totaling $486.8 million compared to $536.9 million as of December 31, 2019. Net cash used in operating activities decreased by $96.1 million to $27.4 million during the year ended December 31, 2020 compared to $123.5 million for the year ended December 31, 2019. The decrease in cash used is attributable to a $216.5 million increase in net product sales, partially offset by a $10.3 million increase in cost of product sales, a $76.2 million increase in SG&A expenses, and a $21.5 million increase in cash used to fund changes in net operating assets and liabilities.

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

Investing activities

Net cash used in investing activities increased by $89.6 million to $28.0 million during the year ended December 31, 2020 compared to net cash provided by investing activities of $61.6 million for the year ended December 31, 2019. The increase in cash provided by investing activities is primarily due to the sale of our priority review voucher in April 2019.

Net cash provided by investing activities increased by $104.5 million to $61.6 million during the year ended December 31, 2019 compared to net cash used in investing activities of $42.9 million for the year ended December 31, 2018. The increase in cash provided by investing activities is primarily due to the sale of our priority review voucher in April 2019.

Financing activities

Financing activities provided an increase in cash used of $3.0 million to $1.1 million during the year ended December 31, 2020 compared to net cash provided by financing activities of $1.9 million during the year ended December 31, 2019. The increase in cash used in financing activities is primarily attributable to payments made in connection with common stock withheld for employee tax obligations and a decrease in proceeds received from the exercise of stock options.

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

Tabular Disclosure of Contractual Obligations

The following table summarizes our contractual obligations as at December 31, 2020.

	Payments Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Operating lease obligations	$35,372	$6,209	$10,318	$8,285	$10,560
Finance lease obligations	9,442	757	1,496	1,492	5,697
Purchase obligations	45,201	25,647	17,844	684	1,026
Landlord financing obligations	13,379	1,315	2,630	2,630	6,804
Total contractual obligations	$103,394	$33,928	$32,288	$13,091	$24,087

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

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures in internal control over financial reporting were effective.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In conducting its assessment of internal control over financial reporting, management based its evaluation on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as at December 31, 2020. Based on its evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP. Their audit report on internal control over financial reporting appears in Part IV, Item 15. Deloitte & Touche LLP has also audited the consolidated financial statements as of and for the year ended December 31, 2020 and their report expressed an unqualified opinion on those financial statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above in “Internal Control Over Financial Reporting” that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Employment Agreement with Justin Gover

On February 25, 2021, Greenwich Biosciences, Inc. (“Greenwich Biosciences”), a wholly owned subsidiary of GW Pharmaceuticals plc (the “Company”), entered into an employment agreement with Justin Gover, the Company’s Chief Executive Officer, which replaced Mr. Gover’s prior employment agreements with the Company and Greenwich Biosciences.  Under the agreement, consistent with Mr. Gover’s current terms of employment, Mr. Gover will receive an annual base salary of $669,500 (increased to $689,585 effective March 1, 2021 in connection with the Company’s annual merit compensation cycle) and will continue to have the opportunity to earn an annual discretionary bonus in the target amount of 70% of his base salary.  Mr. Gover will also be eligible to receive equity awards at the discretion of the Company’s Remuneration Committee  and to participate in the Greenwich Biosciences Change in Control and Severance Benefit Plan (as described below).

Change in Control and Severance Benefit Plans

On February 24, 2021, Greenwich Biosciences adopted the Greenwich Biosciences Amended and Restated Change in Control and Severance Benefit Plan and participation agreements thereunder (the “U.S. Severance Plan”), which includes the Company’s U.S.-based executive officers (collectively, the “U.S. executives”) and other participants.  The U.S. Severance Plan generally provides that in the event a U.S. executive’s employment terminates without cause or for good reason (each as defined in the U.S. Severance Plan) other than during the period commencing one month prior to or 24 months following a “Change in Control” of the Company (as defined in the U.S. Severance Plan), the participant would be entitled to: (i) cash severance payments equal to his or her base salary; (ii) payment of COBRA premiums for continued medical coverage for up to 12 months; and (iii) outplacement benefits for up to 6 months not to exceed $15,000.  In the event a U.S. executive’s employment terminates without cause or for good reason during the period commencing one month prior to or 24 months following a Change in Control of the Company (a “qualifying termination”), he would be entitled to: (i) cash severance payments equal to the sum of his base salary and the greater of the annual target bonus for the year of termination and the average of actual annualized bonus in respect of the three most recent fiscal years, multiplied by two in the case of Mr. Gover and one and a half in the case of the other U.S. executives; (ii) payment of COBRA premiums for continued medical coverage for up to 18 months (in the case of Mr. Gover, 24 months) and (iii) outplacement benefits for up to 6 months not to exceed $15,000.  In addition, the U.S. Severance Plan provides that upon a change in control of the Company, all equity awards of the Company held by such executive (other than those granted in 2021) will fully vest.

On February 24, 2021, the Company also adopted the GW UK Change in Control and Severance Benefit Plan and the participation agreements thereunder (collectively, the “U.K. Severance Plan”), which includes Geoffrey Guy, the Company’s Executive Chairman, and other participants.  The U.K. Severance Plan generally provides that in the event Dr. Guy’s employment terminates without “cause” or for “good reason” (each as defined in the U.K. Severance Plan) other than during the 24-month period following a “Change in Control” (as defined in the U.K. Severance Plan), he would be entitled to continued medical coverage for up to 12 months.  In the event his employment terminates without “cause” or for “good reason” within 24 months following a Change in Control, he would be entitled to: (i) cash severance payments equal to two times his base salary; and (ii) payment of premiums for continued medical coverage for up to 24 months. In addition, the U.K. Severance Plan provides that upon a change in control of the Company, all equity awards of the Company held by Dr. Guy (other than those granted in 2021) will fully vest.

Due to the critical nature of their roles and responsibilities, each of the Company’s executive officers agreed to remain with the combined company to assist in post-transaction integration during an important period following the effective time of the recently announced transaction with Jazz Pharmaceuticals plc, and accordingly that any resignation for “good reason” would not take effect until the later of: December 31, 2021 and 180 days after the effective time, subject to the participant having provided the Company’s Board of Directors at least thirty (30) days’ notice prior to the effective date of any such resignation.

Transition Incentive Bonuses

As noted above, given the critical nature of their roles and responsibilities, in order to retain and incentivize certain of the Company’s executives through the closing of the recently announced transaction with Jazz Pharmaceuticals plc and an important integration period thereafter, each of Messrs. Gover, Darren Cline (U.S. Chief Commercial Officer), Scott Giacobello (Chief Financial Officer), Douglas Snyder (Chief Legal Officer) and Volker Knappertz (Chief Medical Officer) was granted a transaction bonus opportunity equal to $7,600,000, $2,300,000, $2,550,000, $2,600,000 and $2,650,000, respectively, which will be payable in a lump sum within 30 days following the later of December 31, 2021 or six months following the Closing (in each case, subject to the executive’s continued employment with Jazz, the Company or their respective subsidiaries as of such time) or, if earlier, within 30 days following the executive’s death, permanent disability or a qualifying termination.

This description of the foregoing agreements and plans is qualified by reference to the provisions of the applicable agreements and plans, copies of which are filed as exhibits to this Annual Report on Form 10-K.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

The following table sets forth information regarding our directors (the “Directors” and each a “Director”) as of the date of this Annual Report.

Name	Age	Director Since	Term Ends(1)
Dr. Geoffrey Guy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	66	1998	2023
Justin Gover . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	50	1999	2021
James Noble . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	62	2007	2022
Cabot Brown . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	59	2013	2023
David Gryska . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	64	2020	2021
Dr. Catherine Mackey . . . . . . . . . . . . . . . . . . . . . . . . . .	65	2017	2021
Alicia Secor . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	58	2017	2021
William Waldegrave . . . . . . . . . . . . . . . . . . . . . . . . . . .	74	2017	2021

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

Below is biographical information for those directors who are not standing for re-election at this Meeting and who will remain seated following the Meeting.

Dr. Geoffrey Guy Chairman of the Board of Directors and Executive Chairman

Dr. Guy is our founder and has served as Chairman since 1998. Dr. Guy has extensive experience in medical research and global drug development, has held leadership roles in various biopharmaceutical companies, and provides broad and experience ed knowledge of the global pharmaceutical industry as well as extensive scientific expertise. Dr. Guy has over 30 years of experience in medical research and global drug development, previously as founder, chairman and chief executive of Ethical Holdings plc (“Ethical Holdings”), a Nasdaq listed drug delivery company (now Amarin Corporation plc, or Amarin), which he founded in 1985 and led it through its Nasdaq listing in 1993. He also founded Phytopharm plc in 1989, of which he was chairman until 1997. Dr. Guy has been the physician in charge of over 300 clinical studies including first dose in man, pharmacokinetics, pharmacodynamics, dose-ranging, controlled clinical trials and large scale multi-centered studies and clinical surveys. He is also an author on numerous scientific publications and has contributed to six books. Dr. Guy was appointed as Visiting Professor in the School of Science and Medicine at the University of Buckingham in July 2011. He also received the “Deloitte Director of the Year Award in Pharmaceuticals and Healthcare” in 2011. Dr. Guy was appointed Visiting Professor at Westminster University, and awarded Honorary DSc at Reading University in 2016. Dr. Guy is also a Member of the Court of Benefactors of The Royal Society of Medicine and holds a BSc in pharmacology from the University of London, a Bachelor of Medicine, Bachelor of Surgery at St. Bartholomew’s Hospital, a Membership of the Royal Colleges of Surgeons of England, and Licentiate of the Royal College of Physicians, a Licentiate in Medicine and Surgery of the Society of Apothecaries and a Diploma of Pharmaceutical Medicine from the Royal Colleges of Physician .

Based on Dr. Guy’s global business management and pharmaceutical expertise from his directorship experience in international public companies as well as his executive roles in various pharmaceutical companies, the Nominations and Governance Committee concluded that Dr. Guy is qualified to serve on our Board of Directors.

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

Prior to joining the Company, Mr. Gover was Head of Corporate Affairs at Ethical Holdings plc (now Amarin Corporation plc), where he was responsible for the company’s strategic corporate activities, including mergers and acquisitions, strategic investments, equity financings and investor relations. Mr. Gover serves on the board of directors of the Biotechnology Innovation Organization. He holds an

M.B.A. from the INSEAD business school in France and a BSc (Hons) from Bristol University.

Mr. Gover’s long tenure as the Chief Executive Officer and Director at GW Pharmaceuticals plc, as well as his prior leadership position at another pharmaceutical company, provide unique perspective on the healthcare and pharmaceutical industries and bring in-depth knowledge to the Company’s operations and business.

James Noble Independent Director Committees: •Audit (Chair) •Nominations and Governance

James Noble has served as a non-executive Director since January 2007. Mr. Noble has extensive experience in the biotech industry. He retired from Adaptimmune Therapeutics plc, a Nasdaq-listed company (ADAP) involved in T-cell therapeutics, in September 2019 where he served as Adaptimmune's full-time chief executive officer since March 2014, and part-time CEO from July 2008 to March 2014. Mr. Noble was chief executive officer of Immunocore Limited, a biotechnology company, from July 2008 until March 2014, and served as a non-executive director of Immunocore Limited until July 2015. He has held numerous non-executive director positions, including at CuraGen Corporation, PowderJect Pharmaceuticals plc, Oxford GlycoSciences plc, MediGene AG, and Advanced Medical Solutions plc. Mr. Noble also serves as Chairman of Orexo AB and a director of Adaptimmune, Sutura Therapeutics Limited and Celleron Therapeutics. Mr. Noble qualified as a chartered accountant with Price Waterhouse and spent seven years at the investment bank Kleinwort Benson Limited, where he became a director in 1990. He then joined British Biotech plc as Chief Financial Officer from 1990 to 1997. Mr. Noble was previously Chief Executive Officer of Avidex Limited, a privately held biotechnology company that was our predecessor, from 2000 to 2006. Mr. Noble graduated from Oxford in 1980 and received a MA degree in Modern Languages from Oxford University.

Mr. Noble’s directorship experience in international public companies as well as his executive roles in various pharmaceutical companies provide global business management and pharmaceutical expertise.

David W. Gryska Independent Director Committees: •Audit

David W. Gryska joined our Board of Directors in September 2020. Mr. Gryska has years of experience as Chief Financial Officer at Incyte Corporation, a Nasdaq-listed pharmaceutical company, Celgene Corporation, a biopharmaceutical company, Scios, Inc., a biopharmaceutical company, and Cardiac Pathways Corporation, a medical device company. Mr. Gryska retired from Incyte Corp. at the end of 2018, where he was Chief Financial Officer and Executive Vice President. Mr. Gryska currently serves on the board of directors of Aerie Pharmaceuticals, Inc. and Seattle Genetics, Inc. Mr. Gryska has spent over 25 years as a senior executive at life science and biotechnology companies with extensive experience relating to financings, acquisitions, global expansion and strategic transactions. Prior to joining Incyte Corp., Mr. Gryska held positions including Chief Operating Officer at Myrexis, Inc., Chief Financial Officer and Senior Vice President at Celgene Corp., and Chief Financial Officer and Senior Vice President at Scios, Inc. Mr. Gryska holds a B.A. in Accounting and Finance from Loyola University in Chicago and an M.B.A. from Golden State University.

We believe that Mr. Gryska’s business and finance experience at various companies in the pharmaceutical industry provides him with the qualifications and skills to serve as a member of our Board.

Dr. Catherine Mackey Independent Director Committees: •Audit •Remuneration

Dr. Catherine Mackey joined our Board of Directors in December 2017.

Dr. Mackey is an experienced corporate executive, director and advisor with over 30 years of accomplishment in the biotechnology, pharmaceutical, and agricultural industries. She is chairman of the board of Cour Pharmaceutical Development, a privately held, clinical stage company focused on immunomodulation. She is also the Lead Director of Poseida Therapeutics, a privately held, clinical stage company developing next generation cell therapies for cancer, and a member of the Board of Directors of Avid Biosciences, Inc, a dedicated contract development and manufacturing organization. Dr. Mackey served as a member of the board of directors and the compensation committee of YM Biosciences Inc., a Canadian drug development company, from 2011 to 2013. She also served as a member of the board of directors, the audit committee, and nominating and corporate governance committee of Sequenom Inc., a life sciences company, from 2015 to 2016. She serves on the board of directors of Rady Children’s Hospital and Rady Children's Institute of Genomic Medicine. Dr. Mackey previously served as senior vice president of Pfizer Worldwide R&D and director of Pfizer’s La Jolla Laboratories, where she built Pfizer La Jolla into one of Pfizer’s main pharmaceutical research and development sites with over 1,000 employees and a robust drug pipeline. Prior to that role, she served as head of Strategic Alliances and also Genomic and Proteomic Sciences for Pfizer. Dr. Mackey spent the first part of her career in agricultural biotechnology, including as vice president of DEKALB Genetics, Inc., an international researcher, producer, and marketer of seed. Dr. Mackey received her B.S. and Ph.D. degrees in microbiology from Cornell University.

With her over 30 years of accomplishment in the biotechnology, pharmaceutical, and agricultural industries, Dr. Mackey provides the board of directors with broad expertise in the global pharmaceutical business.

Alicia Secor Independent Director Committees: •Remuneration (Chair)

Alicia Secor joined our Board of Directors in December 2017. Ms. Secor brings more than 25 years of leadership experience as a life sciences executive, with a track record in leading businesses and advancing products from clinical development through regulatory approval, commercialization, and global expansion across several therapeutic areas. Ms. Secor is President, Chief Executive Officer and member of the Board of Directors of Atalanta Therapeutics, Inc., a biotechnology company.  She is a member of the board of directors, the compensation committee and nominating and governance committee of Orchard Therapeutics plc, a biopharmaceutical company.  Previously, she served as President and Chief Executive Officer of Juniper Pharmaceuticals, Inc., a Nasdaq listed pharmaceutical company from August 2016 until August 2018, the date the company was acquired by Catalent, Inc. From January 2014 to July 2016, she served as the chief commercial officer of Zafgen Inc., a biopharmaceutical company. From August 2013 to October 2013, she served as senior vice president and chief operating officer of Synageva BioPharma Corp., a biotechnology company. Previously, from November 1998 to July 2013, Ms. Secor spent 15 years at Genzyme, a biotechnology company, where she held various leadership positions, most recently as vice president and general manager of Metabolic Diseases, a global business with five marketed products, including two products for orphan diseases. Prior to this role, she was vice president and general manager of Biosurgical Specialties, a surgical device business focused on adhesion prevention and other novel applications for biomaterials. Prior to Genzyme, Ms. Secor held positions at Alkermes, Inc. in business development, at Centocor, Inc. (a Johnson & Johnson company) in clinical and commercial operations, and began her career at Pfizer Inc. as a hospital-based sales representative. Ms. Secor also serves as a member of the board of directors for the Foundation for Prader Willi Research. She received her M.B.A. from Northeastern University and her B.S. in Healthcare Administration from the University of New Hampshire.

With a wide-ranging business background, including cross-functional and senior leadership roles in the pharmaceutical and healthcare industry with particular experience in biopharmaceuticals, biotechnology and drug development, Ms. Secor is well qualified to serve as a member of our Board of Directors.

Cabot Brown Independent Director Committees: •Nominations and Governance (Chair) •Remuneration

Cabot Brown has served as a non-executive Director since 2013. Mr. Brown has decades of business, operational and board of director experience with a broad range of companies.  Mr. Brown is the founder and chief executive officer of Carabiner LLC, a strategic and financial advisory firm based in San Francisco that specializes in healthcare and education. Previously, Mr. Brown served as a Managing Director and Head of the Healthcare Group at GCA Savvian, an international financial advisory firm, from 2011 to 2012. Before joining GCA Savvian, Mr. Brown worked for 10 years at Seven Hills Group, an investment banking group he co-founded where he also directed the firm’s healthcare activities. He also was Managing Director of Brown, McMillan & Co, an investment firm he co-founded that sponsored buy-outs and venture capital investments. From 1987 until 1995, Mr. Brown worked at Volpe, Welty & Company, a boutique investment bank where he co-founded and ran the healthcare practice and served as a member of its Executive Committee. Mr. Brown holds an MBA from Harvard Business School with high distinction as a George F. Baker Scholar and an AB cum laude in Government from Harvard College.

Based on Mr. Brown’s decades of pharmaceutical expertise from his directorship experience in international public companies as well as his executive and non-executive roles in various pharmaceutical companies, Mr. Brown is qualified to serve on our Board of Directors.

Lord William Waldegrave of North Hill Independent Director Committees: •Nominations and Governance

William Waldegrave joined our Board of Directors in December 2017. Lord Waldegrave served as a Conservative Member of the British Parliament from 1979 to 1997 including 16 years as a Government Minister, of which seven years were as a Cabinet Minister (Minister of Agriculture, Chief Secretary of the Treasury, Secretary of State for Health, and Chancellor of the Duchy of Lancaster with responsibility for the Civil Service Reform and Science). Educated at Oxford University and Harvard (a Kennedy Scholar), before entering Parliament he worked in the Cabinet Office in Whitehall; as Political Secretary to Prime Minister Edward Heath; and for GEC Ltd. Lord Waldegrave is currently Provost of Eton College, Chancellor of Reading University and a Distinguished Fellow of All Souls College, Oxford and an Honorary Fellow of Corpus Christi College, Oxford. From 1998-2008 he worked at Deutsche Kleinwort Benson and UBS. From 1998–2016, he was a director (1998-2012) and then Chairman (2012-2016) of Biotechnology Growth Trust plc. Lord Waldegrave was appointed Chairman of Coutts in January 2014 and is Chairman of the Royal Mint Advisory Committee, former Chairman of the Rhodes Trust, a Founder Trustee of the Mandela Rhodes Foundation (South Africa), and a former Chairman of the National Museum of Science and Industry. Lord Waldegrave also holds an honorary Doctorate of Civil Law from the University of Reading.

Lord Waldegrave’s broad experience in the political, finance and business fields provides our Board of Directors with broad expertise in the global pharmaceutical business

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information regarding our executive officers (the “Executive Officers,” and each an “Executive Officer”), as of the date of this Annual Report. There are no family relationships between any of our Executive Officers, and there is no arrangement or understanding between any Executive Officer and any other person pursuant to which the Executive Officer was selected.

Name	Age	Executive Officer Since(1)	Position
Justin Gover . . . . . . . . . . . . . . . . . . . . . . . . .	49	1999	Director and Chief Executive Officer
Dr. Geoffrey Guy . . . . . . . . . . . . . . . . . . . . .	66	1998	Chairman of the Board of Directors and
			Executive Chairman
Scott Giacobello . . . . . . . . . . . . . . . . . . . . . .	50	2017	Chief Financial Officer
Chris Tovey . . . . . . . . . . . . . . . . . . . . . . . . .	55	2012	Chief Operating Officer
Darren Cline . . . . . . . . . . . . . . . . . . . . . . .	56	2019	U.S. Chief Commercial Officer
Volker Knappertz . . . . . . . . . . . . . . . . . . . . .	55	2017	Chief Medical Officer
Doug Snyder . . . . . . . . . . . . . . . . . . . . . . . . .	56	2017	Chief Legal Officer

(1)	Our executive officers are selected by and serve at the discretion of our Board of Directors.

Justin Gover Director and Chief Executive Officer	The biography of Justin Gover, our Chief Executive Officer and one of our Directors, appears under “Board of Directors” above.
Dr. Geoffrey Guy Chairman of the Board of Directors and Executive Chairman	The biography of Dr. Geoffrey Guy, the Chairman of the Board of Directors and Executive Chairman, appears under “Board of Directors” above.

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

Chris Tovey Chief Operating Officer

Chris Tovey has served as our Chief Operating Officer since October 2012. Prior to joining the Company, Mr. Tovey was at UCB Pharmaceuticals (“UCB”) from 2006 to 2012. In his last role there, Mr. Tovey was the Vice President of Global Marketing Operations where he was responsible for worldwide marketing activities on a portfolio of UCB products including Keppra®, an anti-epileptic drug generating over €2.0 billion in annual sales. Previous experience and roles at UCB included a number of multi-country product launches including Vimpat®, an anti-epileptic drug, Managing Director Greece and Cyprus, and leader of all UCB activities on the orphan narcotic medication Xyrem®, which is used in the treatment of narcolepsy. Mr. Tovey previously spent 18 years at GlaxoSmithKline plc (“GSK”) in senior commercial roles in both the European and U.K. organizations. These roles included Director Commercial Strategy Distribution Europe, Director European Vaccine Therapy, Director Commercial Development U.K., Director Vaccines Business Unit U.K. and Business Unit Manager Oncology U.K. While at GSK, Mr. Tovey worked across a wide range of therapeutic areas including neurology, infectious diseases, oncology, diabetes, respiratory, gastroenterology and immunology.

Darren Cline U.S. Chief Commercial Officer

Darren Cline has served as our U.S. Chief Commercial Officer since April 2019. Darren Cline is an accomplished biopharmaceutical executive with over 25 years of commercial experience, including hematology and oncology, orphan and ultra- orphan arenas. Mr. Cline is Executive Vice President, Commercial at Seattle Genetics, Inc., where he oversees all marketing, sales, and managed markets. He was directly involved in the commercial build out for the launch of Adcetris, an antibody-based biologic the US Food and Drug Administration approved for treatment of certain hematologic cancers; he played an integral role driving Adcetris’ continued growth to over $300 million in revenue. Prior to Seattle Genetics,

Mr. Cline was at Alexion Pharmaceuticals, where he was part of the initial commercial leadership team for the Soliris launch, helping to build out key sales functions that were instrumental in Soliris becoming a billion-dollar brand. Mr. Cline received his undergraduate degree from San Diego State University and his MBA from Pepperdine University. Mr. Cline is also currently a non-executive director of Stemline Therapeutics, Inc., a commercial-stage biopharmaceutical company focused on the development and commercialization of novel oncology therapeutics.

Volker Knappertz Chief Medical Officer

Volker Knappertz has served as our Chief Medical Officer since May 2017.

Dr. Knappertz has over 25 years of clinical trial experience and 17 years of pharmaceutical drug development experience, holding leadership positions with responsibilities for managing international clinical trial and medical affairs programs. Since joining the Company, Mr. Knappertz oversaw the filing and approval of Epidiolex and the global development efforts of cannabinoids. Most recently, as the vice president of clinical development for multiple sclerosis, oncology and biosimilar products at Teva Pharmaceuticals (“Teva”), a multinational pharmaceutical company, Dr. Knappertz oversaw multiple regulatory submissions and approvals in the United States, Canada, Europe and Japan. Prior to joining Teva in 2012, Dr. Knappertz served in clinical and medical roles in CNS, CV, and biologics at Bayer Pharmaceuticals, a multinational pharmaceutical and life sciences company, and AstraZeneca, a research-based biopharmaceutical company. Dr. Knappertz is a U.S. Board certified neurologist who received his residency training at Yale University where he served as chief resident and was fellowship trained at Wake Forest University. He received his clinical scientist training and M.D. as well as a doctorate degree in research on glioblastoma from the University at Cologne in Germany.

Doug Snyder Chief Legal Officer

Doug Snyder has served as our Chief Legal Officer since July 2017. Mr. Snyder brings more than 20 years of experience providing counsel in the pharmaceutical industry, at the U.S. Food and Drug Administration (“FDA”) and in private practice. Prior to joining the Company, he led the legal and compliance teams as senior vice president, general counsel, and secretary for Actelion U.S., a pharmaceuticals and biotechnology company. Prior to that, Mr. Snyder held the position of senior vice president, general counsel, secretary at Eisai Inc., a pharmaceutical subsidiary of a research-based human health care company, where he led the Legal, Compliance, Legislative Affairs, Internal Audit and Security Group. From 1999-2005, he was vice-president, associate general counsel for GlaxoSmithKline (“GSK”). During his tenure at GSK, Mr. Snyder managed the legal and communications strategies related to some of GSK’s most high-profile matters concerning the New York Attorney General, the U.S. Department of Justice and the FDA. Before joining the pharmaceutical industry, he held the role of Associate General Counsel for the FDA where he counseled the Commissioner, appeared before Congress in key initiatives, and led the initial False Claims/Kickback cases against the pharmaceutical industry.

The remainder of the information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 11.  Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2020

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

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

2.1*

Transaction Agreement, dated as of February 3, 2021, by and among GW Pharmaceuticals plc, Jazz Pharmaceuticals UK Holdings Limited and Jazz Pharmaceuticals Public Limited Company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 3, 2021).

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

10.18 *††

Letter of Appointment by and between GW Pharmaceuticals plc and James Noble, dated February 26, 2013 (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form F-1 (file no. 333-187356), as amended, initially filed with the SEC on March 19, 2013).

10.19 *††

Service Agreement by and between Greenwich Biosciences, Inc. (formerly GW Pharmaceuticals Inc.) and Cabot Brown, dated November 7, 2013 (incorporated by reference to Exhibit 4.41 to our Annual Report on Form 20-F (file no. 001-35892), filed with the SEC on November 25, 2013).

10.20 *††	Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (file no. 333-204389), filed with the SEC on May 22, 2015).

10.21 †*	Lease, dated May 24, 2013 (incorporated by reference to Exhibit 4.46 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.22 †*	Lease, dated May 24, 2013 (incorporated by reference to Exhibit 4.47 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.23 †*	Lease, dated May 24, 2013 (incorporated by reference to Exhibit 4.48 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.24 *	Lease, dated August 1, 2013 (incorporated by reference to Exhibit 4.49 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.25 *	Lease, dated July 16, 2013 (incorporated by reference to Exhibit 4.50 to our Annual Report on Form 20-F (file no. 001-35892), as amended, originally filed with the SEC on November 25, 2013).

10.26 †*	Lease, dated May 27, 2016 (incorporated by reference to Exhibit 4.58 to our Annual Report Form 20-F (file no. 001-35892) filed with the SEC on December 5, 2016).

10.27 †*

Amended and Restated Production and Supply Agreement, dated August 31, 2016, among GW Pharma Limited, GW Pharmaceuticals plc and British Sugar plc (incorporated by reference to Exhibit 4.59 to our Annual Report (file no. 001-35892) filed with the SEC on December 5, 2016).

10.28 *††

Letter of Appointment by and between GW Pharmaceuticals plc and Cabot Brown, effective January 1, 2016 (incorporated by reference to Exhibit 4.61 to our Annual Report (file no. 001-35892) filed with the SEC on December 5, 2016).

Exhibit Number	Description of Exhibit
10.29 *††

Letter of Appointment by and between GW Pharmaceuticals plc and James Noble, effective February 1, 2016 (incorporated by reference to Exhibit 4.62 to our Annual Report (file no. 001-35892) filed with the SEC on December 5, 2016).

10.30 *††	Fee Letter, dated April 10, 2017 from GW Pharmaceuticals plc to Cabot Brown (incorporated by reference to Exhibit 4.63 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.31 *††	Fee Letter, dated April 10, 2017 from GW Pharmaceuticals plc to James Noble (incorporated by reference to Exhibit 4.64 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.32 *††

Offer Letter, dated February 20, 2017 between Greenwich Biosciences, Inc. and Scott Giacobello (incorporated by reference to Exhibit 4.71 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.33 *††

Offer Letter, dated April 20, 2017 between Greenwich Biosciences, Inc. and Volker Knappertz (incorporated by reference to Exhibit 4.72 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.34 *††

Offer Letter, dated May 5, 2017 between Greenwich Biosciences, Inc. and Douglas Snyder(incorporated by reference to Exhibit 4.73 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.35 *††

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

10.37 †*

Master Statement of Work, dated June 15, 2017 between GW Research Ltd and inVentiv Health Commercial Europe Limited (incorporated by reference to Exhibit 4.81 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.38 †*

Contract for the Design, Construction, Testing and Commissioning of GW Pharma Building 750B and Process Equipment at Kent Science Park, dated September 7, 2017 between GW Pharma Limited and The Austin Company of  (U.K.) Limited (incorporated by reference to Exhibit 4.83 to our Annual Report on Form 20-F, filed with the SEC on December 4, 2017).

10.39 *††

Letter of Appointment by and between GW Pharmaceuticals plc and Catherine Mackey, dated December 20, 2017 (incorporated by reference to Exhibit 10.80 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

10.40 *††

Letter of Appointment by and between GW Pharmaceuticals plc and Alicia Secor, dated December 20, 2017 (incorporated by reference to Exhibit 10.81 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

10.41 *††

Letter of Appointment by and between GW Pharmaceuticals plc and Lord William Waldegrave, dated December 20, 2017 (incorporated by reference to Exhibit 10.82 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

10.42 *††	Long Term Incentive Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (file no. 333-217328), filed with the SEC on April 17, 2017).

10.43 *††	Offer letter by and between Greenwich Biosciences, Inc. and Darren Cline (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 12, 2019).

10.44*††

Letter of Appointment by and between GW Pharmaceuticals plc and David Gryska, dated September 9, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed with the SEC on November 5, 2020).

10.45**††	Offer Letter, dated February 25, 2021 between Greenwich Biosciences, Inc. and Justin Gover.

10.46**††	Letter of Appointment by and between GW Pharmaceuticals plc and Justin Gover, dated February 25, 2021.

10.47**††	Transition Incentive Bonus Letter dated February 25, 2021, by and between Greenwich Biosciences. Inc. and Justin Gover.

10.48**††	Form of Transition Incentive Bonus Letter (non-CEO).

10.49**††	Greenwich Biosciences, Inc. Amended and Restated Change in Control and Severance Benefit Plan.

10.50**††	GW UK Change in Control and Severance Benefit Plan (GW Pharma Limited / GW Research Limited).

Exhibit Number	Description of Exhibit
10.51**††	Greenwich Biosciences, Inc. Amended and Restated Change in Control and Severance Benefit Plan Participation Agreement, dated February 25, 20201, between Greenwich Biosciences, Inc. and Justin Gover.

10.52**††	Change in Control and Severance Benefit Plan Participation Agreement, dated February 25, 2021, by and between GW Pharmaceuticals plc and Geoffrey Guy.

10.53**††	Form of Greenwich Biosciences, Inc. Amended and Restated Change in Control and Severance Benefit Plan Participation Agreement for Existing EVP Participation.

10.54**††	Form of Greenwich Biosciences, Inc. Amended and Restated Change in Control and Severance Benefit Plan Participation Agreement for EVP Participation.

10.55**††	Form of GW UK Change in Control and Severance Benefit Plan Participation Agreement.
10.56**††	GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-238737)), filed with the SEC on May 27, 2020.

14.1*	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

16.1*	Letter of Deloitte LLP, dated November 28, 2018 (incorporated by reference to Exhibit 16.1 to our Annual Report on Form 10-K filed with the SEC on November 29, 2018).

21.1**	List of Subsidiaries

23.1**	Consent of Deloitte & Touche LLP

31.1**	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101***	INS Inline XBRL Instance Document

101***	SCH Inline XBRL Taxonomy Extension Schema Document

101***	CAL Inline XBRL Taxonomy Calculation Linkbase Document

101***	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

101***	LAB Inline XBRL Taxonomy Label Linkbase Document

101***	PRE Inline XBRL Taxonomy Presentation Linkbase Document

104***	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Previously filed.
**	Filed herewith.
***	Furnished herewith.
†	Confidential treatment previously requested and granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
††	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

Date: February 26, 2021

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

Signature	Title	Date

/s/ Justin Gover	Chief Executive Officer and Director
Justin Gover	(Principal Executive Officer)	February 26, 2021

/s/ Scott Giacobello	Chief Financial Officer
Scott Giacobello	(Principal Financial and Accounting Officer)	February 26, 2021

/s/ Geoffrey Guy
Dr. Geoffrey Guy	Director	February 26, 2021

/s/ James Noble
James Noble	Director	February 26, 2021

/s/ Cabot Brown
Cabot Brown	Director	February 26, 2021

/s/ David Gryska
David Gryska	Director	February 26, 2021

/s/ Catherine Mackey
Dr. Catherine Mackey	Director	February 26, 2021

/s/ Alicia Secor
Alicia Secor	Director	February 26, 2021

/s/ William Waldegrave
Lord William Waldegrave	Director	February 26, 2021

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-4
Consolidated Statements of Operations for the year ended December 31, 2020 and 2019, three months ended December 31, 2018 and years ended September 30, 2018	F-5
Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2020 and 2019, three months ended December 31, 2018 and years ended September 30, 2018	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2020 and 2019, three months ended December 31, 2018 and years ended September 30, 2018	F-7
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2020 and 2019, three months ended December 31, 2018 and years ended September 30, 2018	F-8
Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GW Pharmaceuticals plc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of GW Pharmaceuticals plc and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the year ended December 31, 2020 and December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Given the significant estimation and uncertainty involved in management’s assumptions to calculate the rebates, such as consideration of historical claims experience, expected utilization, unbilled claims, claims submission time lags, and the limited historical data currently available, auditing these estimates involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our auditing procedures related to allowances for rebates for Epidiolex product sales included the following, among others:

•

We tested the effectiveness of eight internal controls over the development of the allowances for rebates, including the underlying assumptions and key inputs into the Company’s allowances for rebates as well as controls over management’s review of the application of the governmental pricing regulations.

•	We engaged internal Government Pricing specialists to assess the government pricing and accrual methodology for reasonableness.
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

/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 26, 2021

We have served as the Company's auditor since 2018.

GW PHARMACEUTICALS PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$486,752	$536,933
Accounts receivable, net	71,168	48,883
Inventory	129,138	85,528
Prepaid expenses and other current assets	42,472	28,292
Total current assets	729,530	699,636
Property, plant, and equipment, net	143,767	127,765
Operating lease assets	25,118	24,916
Intangible assets, net	5,565	—
Goodwill	6,959	6,959
Deferred tax assets	20,777	18,123
Other assets	7,795	4,850
Total assets	$939,511	$882,249
Liabilities and stockholders’ equity
Accounts payable	$21,870	$9,990
Accrued liabilities	127,849	99,374
Current tax liabilities	877	437
Other current liabilities	9,210	7,760
Total current liabilities	159,806	117,561
Long-term liabilities:
Finance lease liabilities	5,454	5,573
Operating lease liabilities	22,127	21,650
Other liabilities	11,034	11,431
Total long-term liabilities	38,615	38,654
Total liabilities	198,421	156,215
Commitments and contingencies (Note 10)
Stockholders’ equity:
Ordinary shares par value £0.001; 375,196,172 and 371,068,436 shares outstanding as of December 31, 2020 and 2019, respectively	577	570
Additional paid-in capital	1,690,151	1,632,046
Accumulated deficit	(896,087)	(837,959)
Accumulated other comprehensive loss	(53,551)	(68,623)
Total stockholders’ equity	741,090	726,034
Total liabilities and stockholders’ equity	$939,511	$882,249

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,		Three Months Ended December 31,	Years Ended September 30,
	2020	2019	2018	2018
Revenues
Product net sales	$526,830	$310,331	$6,617	$10,469
Other revenue	375	1,001	37	2,268
Total revenues	527,205	311,332	6,654	12,737
Operating expenses
Cost of product sales	37,531	27,199	1,829	5,986
Research and development	205,396	142,678	29,086	153,736
Selling, general and administrative	336,043	259,880	49,083	141,818
Total operating expenses	578,970	429,757	79,998	301,540
Loss from operations	(51,765)	(118,425)	(73,344)	(288,803)
Interest income	1,814	8,464	2,449	3,645
Interest expense	(1,121)	(1,087)	(295)	(1,249)
Other income	—	104,117	—	—
Foreign exchange loss	(3,974)	(2,272)	(982)	(4,963)
Loss before income taxes	(55,046)	(9,203)	(72,172)	(291,370)
Income tax expense (benefit)	3,082	(184)	(266)	3,797
Net loss	$(58,128)	$(9,019)	$(71,906)	$(295,167)

Net loss per common share, basic and diluted	$(0.15)	$(0.02)	$(0.20)	$(0.88)

Weighted average common shares outstanding, basic and diluted	375,586	371,580	366,458	333,936

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2020	2019	2018	2018
Net loss	$(58,128)	$(9,019)	$(71,906)	$(295,167)
Foreign currency translation adjustments	15,072	10,065	(3,494)	(676)
Comprehensive (loss) income	$(43,056)	$1,046	$(75,400)	$(295,843)

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,		Three Months Ended December 31,	Years Ended September 30,
	2020	2019	2018	2018
Cash flows from operating activities
Net loss	$(58,128)	$(9,019)	$(71,906)	$(295,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	910	2,709	742	4,917
Stock-based compensation	58,359	48,030	9,683	31,627
Depreciation and amortization	12,757	9,240	2,534	9,290
Deferred income taxes	(2,654)	(9,698)	(1,265)	(317)
Gain from sale of priority review voucher	—	(104,117)	—	—
Other	528	39	—	241
Changes in operating assets and liabilities:
Accounts receivable, net	(22,104)	(44,623)	(2,125)	(804)
Inventory	(39,873)	(51,125)	(14,460)	(13,646)
Prepaid expenses and other current assets	(9,624)	(9,831)	(3,635)	14,489
Other assets	3,290	3,888	(47)	(564)
Accounts payable	9,862	805	(1,211)	2,238
Current tax liabilities	(3,404)	(963)	878	54
Accrued liabilities	24,890	43,110	5,942	16,507
Other liabilities	(2,194)	(1,914)	410	(733)
Net cash used in operating activities	(27,385)	(123,469)	(74,460)	(231,868)
Cash flows from investing activities
Proceeds from sale of priority review voucher	—	104,117	—	—
Additions to property, plant and equipment	(18,585)	(40,386)	(18,687)	(31,362)
Additions to capitalized software	(3,018)	(2,102)	(63)	(2,042)
Additions to intangible assets - licenses	(6,404)	—	—	—
Proceeds from disposal of property, plant and equipment	—	—	—	517
Net cash (used in) provided by investing activities	(28,007)	61,629	(18,750)	(32,887)
Cash flows from financing activities
Proceeds from issuance of ordinary shares, net of issuance costs	—	—	324,638	297,931
Proceeds from exercise of stock options	1,579	2,878	—	621
Payments in connection with common stock withheld for employee tax obligation	(1,826)	—	—	—
Payments on finance leases	(299)	(389)	(40)	(276)
Payments on landlord financing obligation	(583)	(543)	(130)	(522)
Net cash (used in) provided by financing activities	(1,129)	1,946	324,468	297,754
Effect of exchange rate changes on cash	6,340	5,330	5,326	(240)
Net (decrease) increase in cash and cash equivalents	(50,181)	(54,564)	236,584	32,759
Cash and cash equivalents at beginning of period	536,933	591,497	354,913	322,154
Cash and cash equivalents at end of period	$486,752	$536,933	$591,497	$354,913
Supplemental disclosure of cash flow information:
Income taxes paid	$9,139	$10,462	$—	$3,726
Interest paid	$1,121	$1,087	$198	$1,249
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	$2,396	$923	$1,899	$322

See accompanying notes to consolidated financial statements.

GW PHARMACEUTICALS PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at September 30, 2017	304,440	$482	$916,726	$(461,867)	$(74,518)	$380,823
Issuance of common stock in public offering, net of issuance costs	33,120	44	297,888	—	—	297,932
Issuance of common stock from exercise of stock options	2,687	4	616	—	—	620
Net loss	—	—	—	(295,167)	—	(295,167)
Stock-based compensation	—	—	31,627	—	—	31,627
Other comprehensive loss	—	—	—	—	(676)	(676)
Balances at September 30, 2018	340,247	$530	$1,246,857	$(757,034)	$(75,194)	$415,159
Issuance of common stock in public offering, net of issuance costs	26,220	34	324,604	—	—	324,638
Issuance of common stock from exercise of stock options	150	—	—	—	—	—
Net loss	—	—	—	(71,906)	—	(71,906)
Stock-based compensation	—	—	9,683	—	—	9,683
Other comprehensive loss	—	—	—	—	(3,494)	(3,494)
Balances at December 31, 2018	366,617	$564	$1,581,144	$(828,940)	$(78,688)	$674,080
Issuance of common stock from exercise of stock options	4,452	6	2,872	—	—	2,878
Net loss	—	—	—	(9,019)	—	(9,019)
Stock-based compensation	—	—	48,030	—	—	48,030
Other comprehensive income	—	—	—	—	10,065	10,065
Balances at December 31, 2019	371,069	$570	$1,632,046	$(837,959)	$(68,623)	$726,034
Issuance of common stock from exercise of stock options	4,127	7	1,572	—	—	1,579
Net loss	—	—	—	(58,128)	—	(58,128)
Common stock withheld for employee tax obligations	—	—	(1,826)	—	—	(1,826)
Stock-based compensation	—	—	58,359	—	—	58,359
Other comprehensive income	—	—	—	—	15,072	15,072
Balances at December 31, 2020	375,196	$577	$1,690,151	$(896,087)	$(53,551)	$741,090

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

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and doubtful accounts. Allowances for prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of December 31, 2020, and 2019, the allowance for doubtful accounts was $0.3 million.

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

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We performed the annual assessment for goodwill impairment in December of 2020, noting no impairment.

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

Revenue for the Company’s product sales has not been adjusted for the effects of a financing component as the Company expects, at contract inception, that the period between when the Company transfers control of the product and when the Company receives payment will be one year or less. Product shipping and handling costs are included in cost of product sales.

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

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit, and contractual rebates with commercial payers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or statutory requirements. The allowance for rebates is based on contracted or statutory discount rates and expected utilization by benefit plan participants. The Company’s estimates for expected utilization of rebates is based on utilization data received from the SPs. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for prior quarters’ unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

In September 2019, the Company announced that the European Commission (EC) approved the marketing authorization for Epidyolex (the trade name in Europe for Epidiolex) for use as adjunctive therapy of seizures associated with Lennox‑Gastaut syndrome (LGS) or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. The Company has launched Epidyolex in a number of European markets and recognizes revenue from product sales in Europe upon delivery of the product, which is the point at which control of the goods is transferred to the customer. The Company recognizes revenue net of standard discounts and allowances, which are reflected as accrued liabilities.

The Company also sells Epidiolex in certain markets outside of the United States under early access programs that enable patients to receive the product prior to regulatory approval. Revenue under early access programs is generally recognized when the product is delivered.

The total amount deducted from gross sales for the allowances described above for the year ended December 31, 2020 and 2019 was $137.5 million and $63.3 million, respectively.

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

Research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. The majority of the Company’s pipeline research, clinical trials management and the Epidiolex and Sativex chemistry and manufacturing controls development activities, which are generally carried out by a subsidiary in the U.K., are eligible for inclusion under the U.K tax and expenditure rebate schemes. For the years ended December 31, 2020 and 2019, three months ended December 31, 2018 and year ended September 30, 2018, the Company recorded $8.1 million, $4.0 million, $0.8 million, and $4.3 million, respectively, of U.K. tax and expenditure rebates as a component of research and development expense.

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

For the year ended December 31, 2020 the Company’s five largest customers represented approximately 79% of the Company’s product net sales and 75% of the Company’s accounts receivable balance as of December 31, 2020. For the year ended December 31, 2019, the Company’s five largest customers represented approximately 85% of the Company’s product net sales and 86% of the Company’s accounts receivable balance as of December 31, 2019. For the three months ended December 31, 2018, the Company’s five largest customers represented approximately 71% of the Company’s product net sales and 75% of the Company’s accounts receivable balance as of December 31, 2018. For the year ended September 30, 2018, product net sales consisted entirely of Sativex sales outside of the United States pursuant to license agreements with a small number of commercial partners.

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

The Company uses the Black-Scholes model to compute the estimated fair value of market-priced stock option awards. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company's ADS price, (ii) the periods of time over which employees and members of the board of directors are expected to hold their options prior to exercise (expected lives), (iii) expected dividend yield on the ordinary shares, and (iv) risk-free interest rates. Share-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. This estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Valuation allowances against the Company’s deferred tax assets were $133.7 million and $114.5 million at December 31, 2020 and 2019, respectively. Changes in the valuation allowances are generally recognized in the provision for income taxes as a component of the estimated annual effective tax rate.

Uncertain tax positions, for which management's assessment is that there is more than a 50% probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to certain recognition and measurement criteria. The Company re-evaluates uncertain tax positions and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, and changes in facts or circumstances related to a tax position. The Company adjusts the level of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain positions. The Company recognizes interest and penalties related to income tax matters as a component of income tax expense.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, market-priced stock options are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for the periods presented as their effect would be anti-dilutive. Nominal strike-price options are considered common stock equivalents and are included in the calculation of basic weighted average shares outstanding once they have become vested. The Company incurred net losses for all periods presented and there were no reconciling items for potentially dilutive securities. More specifically, at December 31, 2020, December 31, 2019, December 31, 2018, and September 30, 2018, options totaling approximately 16.3 million, 11.8 million, 13.0 million, and 13.0 million ordinary shares, respectively, were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

Segment and Geographic Reporting

Management has determined that the Company operates in one business segment which is the discovery, development and commercialization of novel therapeutics from its proprietary cannabinoid product platform in a broad range of disease areas.

Revenues recorded in the years ended December 31, 2020 and 2019, three months ended December 31, 2018, and year ended September 30, 2018, were generated in the following geographical areas:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2020	2019	2018	2018
	(in thousands)
United Kingdom	10,804	2,550	220	1,761
United States	467,553	288,164	4,669	1,560
Europe	45,376	16,516	1,131	6,882
Other	3,472	4,102	634	2,534
Total revenues	$527,205	$311,332	$6,654	$12,737

Long-lived assets which include property, plant, and equipment were located as follows:

	December 31,
	2020	2019
	(in thousands)
United Kingdom	$139,084	$123,207
United States	4,683	4,558
Total long-lived assets	$143,767	$127,765

Recently Issued Accounting Standards

Accounting Standards Update (ASU) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity:

In August 2020, FASB issued ASU No. 2020-06, simplifying the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments, and amends existing earnings-per-share, or EPS, guidance by requiring that an entity use the if-converted method when calculating diluted EPS for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We plan to adopt ASU 2020-06 effective January 1, 2022 and are currently evaluating the effect ASU 2020-06 will have on our consolidated financial statements and related disclosures.

ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes:

In December 2019, the FASB issued ASU No. 2019-12, simplifying the accounting for Income Taxes. The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740 - Income Taxes and clarifying existing guidance to facilitate consistent application. The standard is effective for us beginning on January 1, 2021. We are currently evaluating the new standard to determine the potential impact on our financial condition, results of operations, cash flows, or financial statement disclosures. The ASU is currently not expected to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards

Accounting Standards Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments:

In June 2016, the FASB issued ASU 2016-13, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods. We adopted this guidance as of January 1, 2020. Under the current expected credit loss model, we have adopted a provision matrix approach, utilizing historical loss rates based on the number of days past due, adjusted to reflect current economic conditions and forecasts of future economic conditions. The adoption of ASU 2016-13 had an immaterial impact on the Company’s consolidated financial statements.

Note 3: Sativex License Agreements

The Company has entered into license agreements for Sativex with major pharmaceutical companies that provide the license partners with exclusive rights in a defined geographic territory to commercialize Sativex for all indications. The Company has retained the exclusive right to manufacture and supply Sativex to license partners on commercial supply terms for the duration of the commercial life of the product. In the first quarter of 2020, the Company reacquired the rights to commercialize Sativex in the U.K. from Bayer AG for approximately $6.4 million. The Company capitalized the cost to reacquire the license as an intangible asset and will amortize the asset over its five-year estimated useful life. As of December 31, 2020, $1.2 million of the intangible asset has been amortized.

In 2007, the Company entered into an exclusive license agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the development and commercialization of Sativex in the United States. In December 2017, the Company entered into a mutual termination agreement with Otsuka to return the rights to develop and commercialize Sativex in the United States to the Company. As part of the termination agreement, the Company agreed to pay Otsuka a contingent future milestone payment of $10 million if Sativex achieves FDA approval in the U.S. and a total of $30 million of potential sales-based milestones if U.S. sales of Sativex reach certain thresholds. As of December 31, 2020, no amounts have been accrued related to the contingent payments because it is not probable that the milestones will be achieved.

Note 4: Fair Value Measurements

At December 31, 2020 and December 31, 2019, the Company’s cash equivalents consisted of money market funds, which are classified as Level 1 within the fair value hierarchy defined by authoritative guidance.

Securities classified as Level 1 are valued using quoted market prices. The Company does not hold any securities classified as Level 2, which are securities valued using inputs that are either directly or indirectly observable, or Level 3, which are securities valued using unobservable inputs. The Company has not transferred any securities between the classification levels.

Note 5: Composition of Certain Balance Sheet Captions:

Inventory consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Raw materials	$2,691	$1,976
Work in process	112,662	78,547
Finished goods	13,785	5,005
	$129,138	$85,528

Property, plant and equipment, net, consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Buildings	15,957	4,725
Machinery and equipment	51,021	36,323
Leasehold improvements	49,516	42,744
Office and IT equipment	5,890	3,837
Construction-in-process	71,441	78,485
	193,825	166,114
Accumulated depreciation	(50,058)	(38,349)
	$143,767	$127,765

Depreciation of property and equipment was $9.9 million, $8.0 million, $2.2 million, and $8.5 million for the years ended December 31, 2020 and 2019, three months ended December 31, 2018 and for the year ended September 30, 2018, respectively. The Company retired $0.5 million of property, plant, and equipment for the year ended December 31, 2020. The Company did not retire any property, plant, or equipment in the year ended December 31, 2019 and three months ended December 31, 2018. During the year ended September 30, 2018, the Company retired $0.5 million, of fully depreciated property, plant and equipment.

Accrued liabilities consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Accrued compensation and benefits	$34,830	$25,469
Accrued vendor fees	31,445	29,731
Clinical trial accruals	14,845	10,382
Accrued growing fees	3,363	3,818
Accrued sales rebates and discounts	37,403	22,995
Other	5,963	6,979
	$127,849	$99,374

Other current liabilities consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Finance lease liabilities	$338	$305
Operating lease liabilities	6,209	5,902
Landlord financing	665	595
Other	1,998	958
	$9,210	$7,760

Other liabilities consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Landlord financing obligation	$8,844	$9,152
Other	2,190	2,279
	$11,034	$11,431

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

Note 7: Share-Based Compensation

Stock Plans

The Company issues share-based awards under shareholder approved long-term incentive plans. In May 2020, the Company adopted the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (the 2020 LTIP Plan), which superseded the Company’s prior long-term incentive plans. The 2020 LTIP plan authorizes the Company to issue up to an aggregate of 22.2 million ordinary shares, or 1.85 million ADSs, related to share-based awards to employees, non-employee directors and consultants. As of December 31, 2020, the Company has granted stock options for 4.3 million ordinary shares under the 2020 LTIP Plan.

The Company issues new ordinary shares and the commensurate number of ADS when share-based awards are exercised.

Provisions of Share-Based Awards

The Company issues nominal strike price stock options, which have an exercise price equal to the £0.001 par value per ordinary share of the Company’s ordinary shares, to executive officers, employees and non-employee directors. The Company also issues market-priced options to executive officers and non-employee directors. Nominal strike price options granted to U.S. residents are awarded in the form of RSU-style options that automatically exercise on the vesting date.

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

The following table summarizes the Company’s nominal strike price stock option activity:

	Year Ended		Year Ended		Three Months Ended		Year Ended
	December 31,		December 31,		December 31,		September 30,
	2020		2019		2018		2018
	Nominal Strike Price Options	Weighted Average Grant Date Fair Value	Nominal Strike Price Options	Weighted Average Grant Date Fair Value	Nominal Strike Price Options	Weighted Average Grant Date Fair Value	Nominal Strike Price Options	Weighted Average Grant Date Fair Value
	(in thousands, except weighted average grant date fair value)
Outstanding, beginning of period	10,459	$11.24	11,182	$8.44	11,240	$8.41	9,752	$7.90
Granted	8,982	9.54	3,493	13.93	184	9.58	4,247	9.34
Exercised	(4,156)	9.46	(3,798)	5.43	(150)	7.36	(2,617)	7.21
Cancelled	(566)	9.92	(418)	11.69	(92)	8.61	(142)	9.37
Outstanding, end of period	14,719	$10.76	10,459	$11.24	11,182	$8.44	11,240	$8.41
Exercisable, end of period	1,949	$8.91	1,434	$5.47	1,054	$3.65	1,136	$6.11

The following table summarizes the Company’s market-priced stock option activity:

	Year Ended		Year Ended		Three Months Ended		Year Ended
	December 31,		December 31,		December 31,		September 30,
	2020		2019		2018		2018
	Market Strike Price Options	Weighted Average Exercise Price	Market Strike Price Options	Weighted Average Exercise Price	Market Strike Price Options	Weighted Average Exercise Price	Market Strike Price Options	Weighted Average Exercise Price
	(in thousands, except weighted average grant date fair value)
Outstanding, beginning of period	2,836	$9.60	2,889	$8.49	2,889	$8.49	2,174	$8.28
Granted	—	—	602	14.82	—	—	785	9.65
Exercised	(162)	4.68	(654)	2.32	—	—	(70)	9.03
Cancelled	—	—	(1)	3.89	—	—	—	—
Outstanding, end of period	2,674	$9.90	2,836	$9.60	2,889	$8.49	2,889	$8.49
Exercisable, end of period	1,489	$7.92	620	$4.99	461	$6.90	257	$8.74

No market priced options were granted in the year ended December 31, 2020 or in the three months ended December 31, 2018. The weighted average per share fair value of market priced options granted during the year ended December 31, 2019 and year ended September 30, 2018 was $14.82 and $5.98, respectively.

The aggregate intrinsic value of the stock options exercised in the years ended December 31, 2020 and 2019 was $36.3 million and $52.9 million, respectively. The aggregate intrinsic value of the stock options exercised in the three months ended December 31, 2018 was $1.6 million. The aggregate intrinsic value of stock options exercised for the year ended September 30, 2018 was $30.7 million. As of December 31, 2020, the weighted average remaining contractual life of options outstanding and options exercisable are 4.3 years and 5.1 years, respectively. Based on the Company’s closing year-end stock price of $116.09 per ADS (or $9.67 per ordinary share) at December 31, 2020, the aggregate intrinsic value of options outstanding and options exercisable are $145.6 million and $21.6 million, respectively.

Valuation and Expense Recognition of Share-Based Awards

The fair value of market-priced stock option awards is estimated using the Black-Scholes option-pricing model. The estimated fair value of each stock option is then expensed over the requisite service period, which is generally the vesting period. The determination of fair value using the Black-Scholes model is affected by the Company’s ADS price as well as assumptions regarding a number of complex and subjective variables, including expected ADS price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. No market-priced stock options were granted in 2020. Market-priced stock options granted during the year ended December 31, 2019 and the year ended September 30, 2018 were valued using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,	Year Ended September 30,
	2019	2018
Expected volatility	56%	63%
Risk-free interest rate	2.56%	2.30%
Expected dividend yield	0%	0%
Expected life of options in years	6.50	6.50

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

The table below summarizes the total share-based compensation expense included in the Company’s statements of operations for the periods presented:

	Year Ended December 31,		Three Months Ended December 31,	Years Ended September 30,
	2020	2019	2018	2018
		(in thousands)
Research and development	$11,253	$9,757	$6,887	$9,385
Sales, general and administrative	43,730	35,468	2,382	22,242
	54,983	45,225	$9,269	$31,627

For the year ended December 31, 2020 and 2019, $3.4 million and $2.8 million of share-based compensation related to manufacturing operations was capitalized into inventory, respectively. For the three months ended December 31, 2018, $0.4 million of share-based compensation related to manufacturing operations was capitalized into inventory. Share-based compensation related to manufacturing operations capitalized into inventory for the year ended September 30, 2018 was negligible.

As of December 31, 2020, total compensation cost related to non-vested stock options not yet recognized was approximately $68.4 million, which is expected to be recognized over the next 42 months (22 months on a weighted average basis).

Note 8: Retirement Plans

The Company operates defined contribution retirement plans in the U.S. and U.K. for the benefit of all qualifying employees. The Company makes discretionary contributions to these plans and contributed $6.7 million, $4.6 million, $0.9 million, and $3.3 million, in the years ended December 31, 2020 and 2019, three months ended December 31, 2018 and year ended September 30, 2018, respectively.

Note 9: Income Taxes

Income (loss) before income taxes is as follows:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2020	2019	2018	2018
	(in thousands)
United States	$32,183	$22,822	$1,487	$12,041
United Kingdom	(88,570)	(32,025)	(73,659)	(303,411)
Europe	1,341	—	—	—
	$(55,046)	$(9,203)	$(72,172)	$(291,370)

The components of income tax (benefit) expense are as follows:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2020	2019	2018	2018
	(in thousands)
Current
U.S. federal	$2,829	$7,397	$945	$3,885
U.S. state and local	2,584	2,117	54	229
United Kingdom	—	—	—	—
Europe	338	—	—	—
Total Current	$5,751	$9,514	$999	$4,114

Deferred
U.S. federal	$(1,501)	$(6,372)	$(1,166)	$(263)
U.S. state and local	(1,116)	(3,326)	(99)	(54)
United Kingdom	—	—	—	—
Europe	(52)	—	—	—
Total Deferred	$(2,669)	$(9,698)	$(1,265)	$(317)
Total income tax (benefit) expense	$3,082	$(184)	$(266)	$3,797

As of December 31, 2020 and December 31, 2019, the tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating losses	$124,596	$106,421
Research and development tax credits	763	668
Share-based compensation	17,433	14,515
Accrued expenses	3,861	3,268
Capitalized costs	—	1,688
Operating lease liabilities	1,678	1,837
Rebates and allowances	6,881	5,172
Depreciation	—	279
Other	1,694	428
Total gross deferred tax assets	156,906	134,276
Valuation allowance	(133,720)	(114,525)
Total deferred tax assets, net of valuation allowance	23,186	19,751
Deferred tax liabilities:
Depreciation	$(1,039)	—
Operating lease assets	(1,370)	(1,628)
Total gross deferred tax liabilities	(2,409)	(1,628)
Net deferred tax assets and liabilities	$20,777	$18,123

A valuation allowance of $133.7 million and $114.5 million at December 31, 2020 and 2019, respectively, has been recognized to offset net deferred tax assets where realization of such assets is uncertain.  The valuation allowances are primarily related to deferred assets for operating loss carryforwards and temporary differences related to share-based compensation expense of the Company’s U.K. operations.

The following table reconciles the Company’s effective tax rate to the United Kingdom statutory rate:

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2020	2019	2018	2018
Tax, computed at the U.K. statutory rate	19.0%	19.0%	19.0%	19.0%
Non-deductible expenses	(1.0%)	(5.2%)	(0.2%)	(0.1%)
U.S. research tax credits, net	5.7%	39.3%	0.4%	0.9%
Surrender of R&D expenditures for U.K. research tax credits, net	(0.5%)	(1.9%)	—	(0.1%)
Foreign Derived Intangible Income	7.0%	6.8%	0.8%	—
Share-based compensation	(4.1%)	61.2%	0.2%	0.9%
Changes in valuation allowances	(55.1%)	(96.2%)	(19.6%)	(20.5%)
Remeasurement of deferred taxes from legislative updates	24.9%	—	—	(1.0%)
Current/Deferred tax rate differential	—	(21.4%)	—	—
Overseas profits taxed at different rates	(2.1%)	(13.9%)	(0.1%)	(0.3%)
State tax rate change	0.5%	13.5%	—	—
Other	0.1%	0.8%	(0.1%)	(0.1%)
Effective income tax rate	(5.6%)	2.0%	0.4%	(1.3%)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in the U.S. in March 2020.  The CARES Act adjusted a number of provisions of the tax code, including the eligibility of certain deductions and the treatment of net operating losses and tax credits.  The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the year ended December 31, 2020 or to its deferred tax assets as of December 31, 2020.

California Assembly Bill 85 (“AB 85”), which intends to close a gap in the budget created by the COVID-19 pandemic, was signed into law by Governor Gavin Newsom on June 29, 2020. It was passed by both houses of the California state legislature on June 15, 2020.  AB 85 disallows California net operating losses for any taxable year beginning on or after January 1, 2020, and before January 1, 2023 for any corporation with a net business or modified adjusted gross income of more than $1 million for the taxable year. This bill also limits any business credit to offset a maximum of $5 million of California tax, including the California Research Credit.  The Company does not expect any material impacts related to this tax law change.

The Company is headquartered in the United Kingdom and has subsidiaries in the United Kingdom, United States, Europe, and Australia.

The Company incurs tax losses in the United Kingdom. The U.K. corporate tax rate for the years ended December 31, 2020 and 2019, three months ended December 31, 2018, and year ended September 30, 2018 was 19.0%. On March 11, 2020, the UK Chancellor of the Exchequer delivered the 2020 Budget to the UK parliament. It was announced that the previously anticipated reduction in the UK corporate tax rate to 17% due to take effect on April 1, 2020 would not be implemented and the rate would remain at 19%. Royal Assent was given on July 22, 2020. The deferred tax assets at December 31, 2020 have now been represented at the current tax rate of 19% with a corresponding offset to the valuation allowance.

As of December 31, 2020, the Company had U.K. net operating loss carryforwards of approximately $655.8 million. Unsurrendered U.K. tax losses and tax credit carryforwards can be carried forward indefinitely to be offset against future taxable profits, however this is restricted to an annual £5 million allowance in each standalone company or group and above this allowance, there will be a 50% restriction in the profits that can be covered by losses brought forward.

The Company’s subsidiary in the United States has generated taxable profits due to the commercialization of Epidiolex in the United States and service agreements between the Company’s subsidiaries in the United States and the United Kingdom. The U.S. federal corporate tax rate for the years ended December 31, 2020 and 2019, three months ended December 31, 2018, and year ended September 30, 2018 was 21.0%, 21.0%, 21.0%, and 24.5%, respectively. The U.S. federal statutory tax rate has decreased due to U.S. tax reform which was enacted in December 2017.

The impact of income taxes outside of the United States and United Kingdom are not significant.

The Company’s tax returns are subject to examination in the U.K. and U.S. The Company is no longer subject to examinations by tax authorities for tax years ended September 30, 2017 and prior in the United Kingdom. The Company’s U.K. income tax returns have been submitted to Her Majesty’s Revenue and Customs through the period ended December 31, 2019 and may be subject to audit until December 31, 2021. The Company is subject to examinations by U.S. Federal tax authorities for tax years ended December 31, 2018 and September 30, 2018 and 2017, and by state authorities for the tax years ended December 31, 2018 and September 30, 2018, 2017, and 2016. The California Franchise Tax Board is conducting an income tax audit of the Company’s U.S. subsidiary for tax years ended September 30, 2017, 2016, and 2015.

Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. The Company’s total amount of unrecognized tax benefits was $2.3 million and $2.4 million as of December 31, 2020 and December 31, 2019, respectively. The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense and unrecognized tax benefits.  The amounts accrued for interest and penalty charges as of December 31, 2020 and December 31, 2019 were not significant.  If recognized, $2.3 million would affect the effective tax rate.  The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2020 will significantly change within the next twelve months.

The reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2020	2019
		(in thousands)
Balance, beginning of period	$2,391	$1,943
Additions for tax positions related to current year	590	416
Additions for tax positions related to prior years	8	32
Reduction for tax positions related to prior years	—	—
Reduction for lapse of statue of limitations	(648)	—
Balance, end of period	$2,341	$2,391

Note 10: Commitments and Contingencies

Landlord Financing

In 2013, the Company entered into an agreement with its landlord for the construction of a new production facility. In conjunction with agreement, the Company’s landlord provided $13.1 million of funding to the Company for the internal fit out of the production facility. The repayment of this landlord financing takes the form of quarterly rent payments over a 15-year period that commenced in May 2016. The landlord financing liability is accounted for at amortized cost using the effective interest method at a rate of 7.0%. As of December 31, 2020 and 2019, the total landlord financing liability balance was $9.5 million and $9.7 million, respectively and included in “other current liabilities” and “other liabilities” in the Company’s consolidated balance sheets.

Legal Proceedings

As of December 31, 2020, the Company was not a party to any material legal proceedings.

In 2007, the Company entered into a research collaboration agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka), which expired in June 2013. Otsuka has contacted the Company to assert that it is owed royalty payments under the agreement of up to two percent of Epidiolex net sales. While the Company believes Otsuka’s position is without merit, the Company cannot predict the outcome of this matter and cannot provide assurances that the Company will be successful, in whole or in part, in the Company’s efforts.

On December 23, 2020, Canopy Growth Corporation filed suit against the Company in the Western District of Texas, alleging infringement of U.S. Patent No. 10,870,632. Canopy alleges that the process the Company used to make the crude cannabinoid extract that is used to make Epidiolex is within the scope of its patent.  The Company dispute Canopy’s claims and intend to defend the matter vigorously.

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

The Company’s lease costs consist of the following:

	Year Ended December 31,
	2020	2019
	(in thousands)
Lease cost
Operating lease cost (1)	$8,891	$7,446
Finance lease cost
Amortization of leased assets	386	383
Interest on lease liabilities	414	403
Total lease cost	$9,691	$8,232

(1)	Includes short-term lease expense and variable cost, which are immaterial.

For the year ended December 31, 2020 and 2019, approximately $3.0 million and $2.7 million of operating and finance lease cost related to manufacturing operations was capitalized into inventory, respectively. Prior to January 1, 2019, the Company accounted for leases under the previous U.S. GAAP lease guidance, Accounting Standards Codification Topic 840, Leases. Rent expense for operating leases was $1.8 million and $5.7 million for the three months ended December 31, 2018 and year ended September 30, 2018, respectively.

The following table summarizes cash flow information related to the Company’s lease obligations:

	Year Ended December 31,
	2020	2019
	(in thousands)
Operating cash used for operating leases	$8,321	$7,081
Operating cash used for finance leases	$414	$403
Financing cash used for finance leases	$299	$389

In the year ended December 31, 2020 and 2019, $3.2 million and $7.6 million of operating lease assets were exchanged for lease liabilities related to newly commenced leases, respectively.

The following table summarizes the Company’s lease assets and liabilities as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
	(in thousands)
Lease assets
Operating lease assets	$25,118	$24,916
Finance lease assets	4,934	5,571
Total lease assets	$30,052	$30,487

Lease liabilities
Current
Operating lease liabilities	6,209	5,902
Finance lease liabilities	338	305
Non-current
Operating lease liabilities	22,127	21,650
Finance lease liabilities	5,454	5,573
Total lease liabilities	$34,128	$33,430

The following table summarizes other supplemental information related to the Company’s lease obligations:

	As of December 31,
	2020	2019
Weighted average remaining lease term (years)
Operating leases	6.8	7.2
Finance leases	13.4	14.2

Weighted average discount rate
Operating leases	5.4%	5.5%
Finance leases	7.7%	7.6%

The Company’s future minimum annual lease payments under operating and finance leases as of December 31, 2020 are as follows:

	Operating Leases	Finance Leases
	(in thousands)
2021	6,209	787
2022	5,903	749
2023	4,415	749
2024	4,183	746
2025	4,102	746
Thereafter	10,560	5,665
Total lease payments	$35,372	$9,442
Future cash lease incentives	746	—
Less amounts representing interest	6,290	3,650
Total lease obligations	$28,336	$5,792

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

Note 13:  Financial Statements and Supplementary Data (Unaudited)

The following interim financial information reflects all normal recurring adjustments necessary to fairly present the Company’s quarterly financial results. The summarized quarterly data for the years ended December 31, 2020 and 2019, are as follows:

	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
	(in thousands, except share and per share amounts)
Revenue	$120,633	$121,297	$137,053	$148,222
Operating loss	(7,193)	(9,039)	(12,721)	(22,812)
Net loss attributable to ordinary shareholders	$(7,965)	$(8,828)	$(12,188)	$(29,147)
Net loss per ordinary share, basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.08)
Weighted average shares outstanding, diluted	373,831	375,525	376,281	376,680

	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
	(in thousands, except share and per share amounts)
Revenue	$39,247	$72,038	$90,971	$109,076
Operating loss	(51,337)	(29,322)	(17,658)	(20,108)
Net (loss) income attributable to ordinary shareholders	(50,064)	79,748	(13,757)	(24,946)
Net (loss) income per ordinary share, basic	(0.14)	0.21	(0.04)	(0.07)
Net (loss) income per ordinary share, diluted	(0.14)	0.21	(0.04)	(0.07)
Weighted average shares outstanding, basic	369,823	371,712	372,246	372,447
Weighted average shares outstanding, diluted	369,823	377,435	372,246	372,447

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

Note 15: Subsequent Events

On February 3, 2021, the Company entered into a definitive agreement with Jazz Pharmaceuticals plc (Jazz), under which Jazz will acquire all the outstanding share capital of the GW Pharmaceuticals plc for $200 in cash and $20 in Jazz Ordinary Shares for each GW Pharmaceuticals plc ADS (or $16.67 in cash and $1.67 in Jazz Ordinary Shares for each GW Pharmaceuticals plc Ordinary Share).