Form 10-K/A
period 2020-12-31
GW PHARMACEUTICALS PLC
filed 2021-04-30
CIK 1351288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $3,735,551,435.
As of April 23, 202
1
,
 378,535,952 Ordinary Shares were outstanding, including 368,966,160 Ordinary Shares held as American Depositary Shares, each representing twelve Ordinary Shares, par value of £0.001 per share and 9,569,792 Ordinary Shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
GW Pharmaceuticals plc (the “Company” or “we” or “us” or “GW”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form
10-K
for the year ended December 31, 2020 (the “Original Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021 (the “Original Form
10-K”),
to include the information required by Items 10 through 14 of Part III of our Form
10-K.
This information was previously omitted from our Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in our Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment to include Part III information in our Form
10-K
because a definitive proxy statement containing such information will not be filed by April 30, 2021.
Except as otherwise expressly noted herein, this Amendment does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form
10-K,
nor does it reflect events occurring after the filing of the Original Form
10-K.
Accordingly, this Amendment should be read in conjunction with the Original Form
10-K.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. As no financial statements have been included in this Amendment and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
BOARD OF DIRECTORS
The following table sets forth information regarding our directors (the “Directors” and each a “Director”) as of the date of this Annual Report.

Name	Age	Director Since	Term Ends(1)
Dr. Geoffrey Guy	66	1998	2023
Justin Gover	50	1999	2021
James Noble	62	2007	2022
Cabot Brown	59	2013	2023
David Gryska	64	2020	2021
Dr. Catherine Mackey	65	2017	2021
Alicia Secor	58	2017	2021
William Waldegrave	74	2017	2021

(1)
The terms reflect our Articles of Association, which set forth that the Directors retire and are eligible for re-election
at the annual general meeting of shareholders held in the third calendar year following their last appointment. In addition, at each annual general meeting of shareholders, at least one third of the number of Directors who were not elected by the Board of Directors to fill a casual vacancy or as an additional Director will retire. If the aggregate number of Directors who are due to retire that year and Directors who wish to retire and not offer themselves for re-election
does not meet the minimum number required, the Directors who have been longest in office since their last re-election
will retire and become eligible for
re-election.

Below is biographical information for those directors who are not standing for re-election
at this Meeting and who will remain seated following the Meeting.

Dr. Geoffrey Guy Chairman of the Board of Directors and Executive Chairman	Dr. Guy is our founder and has served as Chairman since 1998. Dr. Guy has extensive experience in medical research and global drug development, has held leadership roles in various biopharmaceutical companies, and provides broad and experienced knowledge of the global pharmaceutical industry as well as extensive scientific expertise. Dr. Guy has over 30 years of experience in medical research and global drug development, previously as founder, chairman and chief executive of Ethical Holdings plc (“Ethical Holdings”), a Nasdaq-listed drug delivery company (now Amarin Corporation plc, or Amarin), which he founded in 1985 and led through its Nasdaq listing in 1993. He also founded Phytopharm plc in 1989, of which he was chairman until 1997. Dr. Guy has been the physician in charge of over 300 clinical studies including first dose in man, pharmacokinetics, pharmacodynamics, dose-ranging, controlled clinical trials and large scale multi-centered studies and clinical surveys. He is also an author on numerous scientific publications and has contributed to six books. Dr. Guy was appointed as Visiting Professor in the School of Science and Medicine at the University of Buckingham in July 2011. He also received the “Deloitte Director of the Year Award in Pharmaceuticals and Healthcare” in 2011. Dr. Guy was appointed Visiting Professor at Westminster University, and awarded Honorary DSc at Reading University in 2016. Dr. Guy is also a Member of the Court of Benefactors of The Royal Society of Medicine and holds a BSc in pharmacology from the University of London, a Bachelor of Medicine, Bachelor of Surgery at

St. Bartholomew’s Hospital, a Membership of the Royal Colleges of Surgeons of England, and Licentiate of the Royal College of Physicians, a Licentiate in Medicine and Surgery of the Society of Apothecaries and a Diploma of Pharmaceutical Medicine from the Royal Colleges of Physician.

Based on Dr. Guy’s global business management and pharmaceutical expertise from his directorship experience in international public companies as well as his executive roles in various pharmaceutical companies, the Nominations and Governance Committee concluded that Dr. Guy is qualified to serve on our Board of Directors.

Justin Gover Director and Chief Executive Officer
Justin Gover has served as Chief Executive Officer of the Company since January 1999, shortly after the Company was founded. He has 23 years of experience in the pharmaceutical industry. As Chief Executive Officer, Mr. Gover has been the lead executive responsible for running the Company’s operations, as well as leading equity financings, strategy and business development activities. In 2001, he led the Company’s initial public offering on the AIM stock exchange in London, and in 2013, led the Company’s initial public offering in the U.S. on Nasdaq. In total, he has led equity financings which have raised over $1 billion for the Company. In 2015, Mr. Gover relocated to the U.S. to open the Company’s U.S. headquarters in California.

Prior to joining the Company, Mr. Gover was Head of Corporate Affairs at Ethical Holdings plc (now Amarin Corporation plc), where he was responsible for the company’s strategic corporate activities, including mergers and acquisitions, strategic investments, equity financings and investor relations. Mr. Gover serves on the board of directors of the Biotechnology Innovation Organization. He holds anM.B.A. from the INSEAD business school in France and a BSc (Hons) from Bristol University.

Mr. Gover’s long tenure as the Chief Executive Officer and Director at GW Pharmaceuticals plc, as well as his prior leadership position at another pharmaceutical company, provide unique perspective on the healthcare and pharmaceutical industries and bring in-depth
knowledge to the Company’s operations and business.

James Noble Independent Director Committees: • Audit (Chair) • Nominations and Governance	James Noble has served as a
non-executive
Director since January 2007. Mr. Noble has extensive experience in the biotech industry. He retired from Adaptimmune Therapeutics plc, a Nasdaq-listed company (ADAP) involved in
T-cell
therapeutics, in September 2019 where he served as Adaptimmune’s full-time chief executive officer since March 2014, and part-time CEO from July 2008 to March 2014. Mr. Noble was chief executive officer of Immunocore Limited, a biotechnology company, from July 2008 until March 2014, and served as a non-executive
director of Immunocore Limited until July 2015. He has held numerous non-executive
director positions, including at CuraGen Corporation, PowderJect Pharmaceuticals plc, Oxford GlycoSciences plc, MediGene AG, and Advanced Medical Solutions plc. Mr. Noble also serves as Chairman of Orexo AB and a director of Adaptimmune, Sutura Therapeutics Limited and Celleron Therapeutics. Mr. Noble qualified as a chartered accountant with Price Waterhouse and spent seven years at the investment bank Kleinwort Benson Limited, where he became a director in 1990. He then joined British Biotech plc as Chief Financial Officer from 1990 to 1997. Mr. Noble was previously Chief Executive Officer of Avidex

Limited, a privately-held biotechnology company from 2000 to 2006. Mr. Noble graduated from Oxford in 1980 and received a MA degree in Modern Languages from Oxford University.

Mr. Noble’s directorship experience in international public companies as well as his executive roles in various pharmaceutical companies provide global business management and pharmaceutical expertise.

David W. Gryska Independent Director Committees: • Audit
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

Dr. Catherine Mackey Independent Director Committees: • Audit • Remuneration
Dr. Catherine Mackey joined our Board of Directors in December 2017.
Dr. Mackey is an experienced corporate executive, director and advisor with over 30 years of accomplishment in the biotechnology, pharmaceutical, and agricultural industries. She is chairman of the board of Cour Pharmaceutical Development, a privately-held, clinical stage company focused on immunomodulation. She is also the Lead Director of Poseida Therapeutics, a privately-held, clinical stage company developing next generation cell therapies for cancer, and a member of the Board of Directors of Avid Biosciences, Inc, a dedicated contract development and manufacturing organization. Dr. Mackey served as a member of the board of directors and the compensation committee of YM Biosciences Inc., a Canadian drug development company, from 2011 to 2013. She also served as a member of the board of directors, the audit committee, and nominating and corporate governance committee of Sequenom Inc., a life sciences company, from 2015 to 2016. She serves on the board of directors of Rady Children’s Hospital and Rady Children’s Institute of Genomic Medicine. Dr. Mackey previously served as senior vice president of Pfizer Worldwide R&D and director of Pfizer’s La Jolla Laboratories, where she built Pfizer La Jolla into one of Pfizer’s main pharmaceutical research and development sites with over 1,000 employees and a robust drug pipeline. Prior to that role, she served as head of Strategic Alliances and also Genomic and Proteomic Sciences for Pfizer. Dr. Mackey spent the first part of her career in agricultural biotechnology, including as vice president of DEKALB Genetics, Inc., an international researcher, producer, and marketer of seed. Dr. Mackey received her B.S. and Ph.D. degrees in microbiology from Cornell University.

With her over 30 years of accomplishment in the biotechnology, pharmaceutical, and agricultural industries, Dr. Mackey provides the board of directors with broad expertise in the global pharmaceutical business.

Alicia Secor Independent Director Committees: • Remuneration (Chair)
Alicia Secor joined our Board of Directors in December 2017. Ms. Secor brings more than 25 years of leadership experience as a life sciences executive, with a track record in leading businesses and advancing products from clinical development through regulatory approval, commercialization, and global expansion across several therapeutic areas. Ms. Secor serves as President, Chief Executive Officer and member of the Board of Directors of Atalanta Therapeutics, Inc., a biotechnology company. She is a member of the board of directors, the compensation committee and nominating and governance committee of Orchard Therapeutics plc, a biopharmaceutical company. Previously, she served as President and Chief Executive Officer of Juniper Pharmaceuticals, Inc., a Nasdaq-listed pharmaceutical company from August 2016 until August 2018, the date the company was acquired by Catalent, Inc. From January 2014 to July 2016, she served as the chief commercial officer of Zafgen Inc., a biopharmaceutical company. From August 2013 to October 2013, she served as senior vice president and chief operating officer of Synageva BioPharma Corp., a biotechnology company. Previously, from November 1998 to July 2013, Ms. Secor spent 15 years at Genzyme, a biotechnology company, where she held various leadership positions, most recently as vice president and general manager of Metabolic Diseases, a global business with five marketed products, including two products for orphan diseases. Prior to this role, she was vice president and general manager of Biosurgical Specialties, a surgical device business focused on adhesion prevention and other novel applications for biomaterials. Prior to Genzyme, Ms. Secor held positions at Alkermes, Inc. in business development, at Centocor, Inc. (a Johnson & Johnson company) in clinical and commercial operations, and began her career at Pfizer Inc. as a hospital-based sales representative. Ms. Secor also serves as a member of the board of directors for the Foundation for Prader Willi Research. She received her M.B.A. from Northeastern University and her B.S. in Healthcare Administration from the University of New Hampshire.

With a wide-ranging business background, including cross-functional and senior leadership roles in the pharmaceutical and healthcare industry with particular experience in biopharmaceuticals, biotechnology and drug development, Ms. Secor is well qualified to serve as a member of our Board of Directors.

Cabot Brown Independent Director Committees: • Nominations and Governance (Chair) • Remuneration	Cabot Brown has served as a
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

Lord William Waldegrave of North Hill Independent Director Committees: • Nominations and Governance
William Waldegrave joined our Board of Directors in December 2017. Lord Waldegrave served as a Conservative Member of the British Parliament from 1979 to 1997 including 16 years as a Government Minister, of which seven years were as a Cabinet Minister (Minister of Agriculture, Chief Secretary of the Treasury, Secretary of State for Health, and Chancellor of the Duchy of Lancaster with responsibility for the Civil Service Reform and Science). Educated at Oxford University and Harvard (a Kennedy Scholar), before entering Parliament he worked in the Cabinet Office in Whitehall; as Political Secretary to Prime Minister Edward Heath; and for GEC Ltd. Lord Waldegrave is currently Provost of Eton College, Chancellor of Reading University and a Distinguished Fellow of All Souls College, Oxford and an Honorary Fellow of Corpus Christi College, Oxford. From 1998–2008 he worked at Deutsche Kleinwort Benson and UBS. From 1998–2016, he was a director (1998–2012) and then Chairman (2012–2016) of Biotechnology Growth Trust plc. Lord Waldegrave was appointed Chairman of Coutts in January 2014 and is Chairman of the Royal Mint Advisory Committee, former Chairman of the Rhodes Trust, a Founder Trustee of the Mandela Rhodes Foundation (South Africa), and a former Chairman of the National Museum of Science and Industry. Lord Waldegrave also holds an honorary Doctorate of Civil Law from the University of Reading.

Lord Waldegrave’s broad experience in the political, finance and business fields provides our Board of Directors with broad expertise in the global pharmaceutical business.

EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth information regarding our executive officers (the “Executive Officers,” and each an “Executive Officer”), as of the date of this Annual Report. There are no family relationships between any of our Directors or Executive Officers, and there is no arrangement or understanding between any Executive Officer and any other person pursuant to which the Executive Officer was selected.

Name	Age	Executive Officer Since(1)	Position
Justin Gover	50	1999	Director and Chief Executive Officer
Dr. Geoffrey Guy	66	1998	Chairman of the Board of Directors and Executive Chairman
Scott Giacobello	50	2017	Chief Financial Officer
Chris Tovey	55	2012	Chief Operating Officer

Darren Cline	56	2019	U.S. Chief Commercial Officer
Volker Knappertz	55	2017	Chief Medical Officer
Douglas Snyder	56	2017	Chief Legal Officer

(1)	Our executive officers are selected by and serve at the discretion of our Board of Directors.

Justin Gover Director and Chief Executive Officer	The biography of Justin Gover, our Chief Executive Officer and one of our Directors, appears under “Board of Directors” above.

Dr. Geoffrey Guy Chairman of the Board of Directors and Executive Chairman	The biography of Dr. Geoffrey Guy, the Chairman of the Board of Directors and Executive Chairman, appears under “Board of Directors” above.

Scott Giacobello Chief Financial Officer	Scott Giacobello has served as our Chief Financial Officer since March 2017. Mr. Giacobello has over 25 years of finance and operational experience. He is an accomplished executive who most recently served as chief financial officer for Chase Pharmaceuticals Corporation, a clinical stage biopharmaceutical company focused on the development and commercialization of improved treatments for neurodegenerative disorders. From 2008 through 2015, Mr. Giacobello held senior level finance positions at Allergan, most recently serving as Vice President of Finance for Global Research & Development. While at Allergan, he also served as Vice President of Corporate Finance and Vice President of Internal Audit & Compliance. Mr. Giacobello’s previous experience includes financial positions at the Black & Decker Corporation and Ernst & Young, LLP. Mr. Giacobello holds a bachelor’s degree in business administration from the University of Notre Dame and is a Certified Public Accountant.

Chris Tovey Chief Operating Officer	Chris Tovey has served as our Chief Operating Officer since October 2012. Prior to joining the Company, Mr. Tovey was at UCB Pharmaceuticals (“UCB”) from 2006 to 2012. In his last role there, Mr. Tovey was the Vice President of Global Marketing Operations where he was responsible for worldwide marketing activities on a portfolio of UCB products including Keppra
®
, an anti-epileptic drug generating over €2.0 billion in annual sales. Previous experience and roles at UCB included a number of multi-country product launches including Vimpat
®
, an anti-epileptic drug, Managing Director Greece and Cyprus, and leader of all UCB activities on the orphan narcotic medication Xyrem
®
, which is used in the treatment of narcolepsy. Mr. Tovey previously spent 18 years at GlaxoSmithKline plc (“GSK”) in senior commercial roles in both the European and U.K. organizations. These roles included Director Commercial Strategy Distribution Europe, Director European Vaccine Therapy, Director Commercial Development U.K., Director Vaccines Business Unit U.K. and Business Unit Manager Oncology U.K. While at GSK, Mr. Tovey worked across a wide range of therapeutic areas including neurology, infectious diseases, oncology, diabetes, respiratory, gastroenterology and immunology.

Darren Cline U.S. Chief Commercial Officer	Darren Cline has served as our U.S. Chief Commercial Officer since April 2019. Darren Cline is an accomplished biopharmaceutical executive with over 25 years of commercial experience, including hematology and oncology, orphan and ultra-orphan arenas. Mr. Cline also currently served as Executive Vice President, Commercial at Seattle Genetics, Inc., where he oversees all marketing, sales, and managed markets. He was directly involved in the commercial build out for the launch of Adcetris, an antibody-based biologic the U.S. Food and Drug Administration (“FDA”) approved for treatment of certain hematologic cancers; he played an integral role driving Adcetris’s continued growth to over $300 million in revenue. Prior to Seattle Genetics,Mr. Cline was at Alexion Pharmaceuticals, where he was part of the initial commercial leadership team for the Soliris launch, helping to build out key sales functions that were instrumental in Soliris becoming a billion-dollar brand. Mr. Cline received his undergraduate degree from San Diego State University and his MBA from Pepperdine University. Mr. Cline is also currently a non-executive
director of Stemline Therapeutics, Inc., a commercial-stage biopharmaceutical company focused on the development and commercialization of novel oncology therapeutics.

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

Douglas Snyder Chief Legal Officer	Douglas Snyder has served as our Chief Legal Officer since July 2017. Mr. Snyder brings more than 20 years of experience providing counsel in the pharmaceutical industry, at the U.S. Food and Drug Administration (“FDA”) and in private practice. Prior to joining the Company, he led the legal and compliance teams as senior vice president, general counsel, and secretary for Actelion U.S., a pharmaceuticals and biotechnology company. Prior to that, Mr. Snyder held the position of senior vice president, general counsel, secretary at Eisai Inc., a pharmaceutical subsidiary of a research-based human health care company, where he led the Legal, Compliance, Legislative Affairs, Internal Audit and Security Group. From 1999-2005, he was vice-president, associate general counsel for GlaxoSmithKline (“GSK”). During his tenure at GSK, Mr. Snyder managed the legal and communications strategies related to some of GSK’s most high-profile matters concerning the New York Attorney General, the U.S. Department of Justice and the FDA. Before joining the pharmaceutical industry, he held the role of Associate General Counsel for the FDA where he counseled the Commissioner, appeared before Congress in key initiatives, and led the initial False Claims/Kickback cases against the pharmaceutical industry.

DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, among others, to file with the SEC an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Individuals subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files those reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting individuals, we believe that all of our officers and directors filed the required reports on a timely basis under Section 16(a) for fiscal year ended December 31, 2020, except for Dr. Geoffrey Guy who had one late Section 16(a) filing, which reported eleven transactions, due to an administrative error.
CODE OF BUSINESS CONDUCT AND ETHICS POLICY
Our Code of Business Conduct and Ethics is applicable to our Directors, Executive Officers, and all other employees. A copy of the code is available to every employee on our internet site, upon request to our human resources department, and to investors and others on our website at http://www.gwpharm.com or by contacting our investor relations department or legal department. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Conduct that apply to our directors, principal executive and financial officers will be included in a Current Report on
Form 8-K within
four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of Nasdaq.
AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT
Our Board of Directors has a separately designated Audit Committee. At the end of 2020, the members of the Audit Committee were James Noble (Chair), David Gryska and Dr. Catherine Mackey. Mr. Lynch passed away on April 2, 2020. Mr. Gryska joined the Company in September 2020.
The Audit Committee held eight (8) meetings and took no actions by written consent during the twelve (12) months ended December 31, 2020. The duties and responsibilities of the Audit Committee are set forth in the Terms of Reference (“Audit Committee Terms of Reference”) of the Audit Committee which was recently reviewed by our Audit Committee. Our Audit Committee determined that no revisions needed to be made to the Audit Committee at this time. A copy of the Audit Committee Terms of Reference is available on our website, located at www.gwpharm.com. Among other things, the duties and responsibilities of the Audit Committee include reviewing and monitoring our financial statements and internal accounting procedures, the selection of our independent registered public accounting firm and consulting with and reviewing the services provided by our independent registered public accounting firm. Our Audit Committee has sole discretion over the retention, compensation, evaluation and oversight of our independent registered public accounting firm.
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

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
This Compensation Discussion and Analysis gives an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our Executive Officers who served in such capacity during the twelve (12) months ended December 31, 2020, and the material factors that we considered in making those decisions. Under the heading “Executive Compensation” below you will find a series of tables containing specific information about the compensation earned or paid in the twelve (12) months ended December 31, 2020 to the following individuals, whom we refer to as our named executive officers, or NEOs:

•	Justin Gover has served as our Chief Executive Officer since 1999;

•	Scott Giacobello has served as our Chief Financial Officer since 2017;

•	Dr. Geoffrey Guy has served as Executive Chairman since 1998;

•	Douglas Snyder has served as our Chief Legal Officer since 2017; and

•	Volker Knappertz has served as our Chief Medical Officer since 2017.
Compensation Philosophy and Objectives
Remuneration Policy
The Remuneration Committee sets up the Company’s Remuneration Policy which is designed to ensure that Directors and Executive Officers are appropriately incentivized and rewarded for their performance, responsibility and experience. The Remuneration Committee aims to ensure that the Remuneration Policy aligns the interests of Directors and Executive Officers with those of shareholders. The Remuneration Policy is designed to be competitive but aligned with accepted market practice in the United States. We consider that these design features are pivotal to our ability to offer competitive incentive packages in the markets that we compete and operate in.
During the year, the Remuneration Committee retained Anderson Pay Consultants from January 2020 to July 2020 and Aon Radford from July 2020 to present to provide ongoing peer group remuneration competitive market analysis, option valuations and remuneration policy-related advice.
Remuneration Approach
Our Remuneration Policy for Executive Directors and Executive Officers aims to:

•	align the interests of Executive Directors and Executive Officers with those of shareholders;

•
have regard to the individuals’ experience and the nature and complexity of their work in order to pay a competitive salary that attracts and retains management of the highest quality, while avoiding remunerating those Executive Directors and Executive Officers more than is necessary;

•	link individual remuneration packages to our short-term and long-term performance through the award of incentives via participation in our cash and equity-based incentive schemes;

•	provide post-retirement benefits through defined contribution pension schemes; and

•	provide employment-related benefits, including the provision of life assurance and medical assurance.

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
Key Remuneration Committee Activities during the Twelve Months Ended December 31, 2020
During 2020 the Remuneration Committee’s key activities have been as follows:

•
In February 2020, the Remuneration Committee met to consider the basic salary increases to be awarded to Executive Directors and Executive Officers. Inflationary increases had been given to the majority of our staff and the Executive Directors and Executive Officers were given an inflationary basic salary increase of 3% effective from January 1, 2020. External benchmarking analysis for the Chief Financial Officer, and Chief Operating Officer were below the median of peer group data. The Remuneration Committee approved an increase in the Chief Financial Officer’s basic salary by 5.1% to $433,000, and an increase in the Chief Operating Officer’s basic salary by 8.1% to £320,000 effective from March 1, 2020.

•
At the same time, the Remuneration Committee met to consider the extent of achievement of 2019 calendar year objectives by the Executive Team, and to determine the level of short-term bonus incentive award to be paid in respect of the 2019 calendar year. The consensus was that 2019 had been a very strong year for the Company, with strong sales of Epidiolex for the first full year in the United States and the achievement of an EMA approval for Epidyolex in Europe.

Under the bonus program, bonus incentive awards were determined by first establishing a bonus pool. The bonus pool was calculated by aggregating the target cash incentive awards for all eligible plan participants and then multiplying that sum by a modifier established by our Remuneration Committee based on our performance as measured against the 2019 company goals. The 2019 company goals approved by our Board of Directors and Remuneration Committee at the beginning of the year were as follows:
2019 Company Goals:

•	Successful U.S. Commercial trajectory of Epidiolex

•	Epidyolex approval by EMA leading to launches in major markets

•	Manufacturing scale-up to meet in-market demand for medium-term capacity requirements

•	Epidiolex label expansion by completion of Tuberous Sclerosis study to enable sNDA filing and commencement of Rett syndrome study

•	Progress with development of Epidiolex life cycle management

•	Pipeline progress with a focus on Nabiximols (Sativex)
The bonus pool was then allocated among all of the plan participants in accordance with the terms of the 2019 annual bonus incentive program. Consistent with 2018, our Chief Executive Officer and executive team bonus incentive awards were based 75% on company goals and 25% on individual objectives.
Our Remuneration Committee assessed performance and determined that the executive team had met or exceeded each of the 2019 Company goals and, after considering the success of Epidiolex commercialization in the United States, approved a bonus award equating to 115% of target for each Director or Executive Officer.

The Remuneration Committee considered that the Chief Operating Officer deserved additional recognition in respect of his individual effort towards the European approval of Epidyolex, the establishment of a European commercial organization and the manufacturing expansion projects. The Committee approved an incremental bonus award taking total bonus to 120% of target.

•
At the same time, the Remuneration Committee approved the bonus objectives to be achieved by the Executive Directors during 2020. Bonus targets were agreed at 70% of basic salary for the Chief Executive Officer, and 50% of basic salary for all other Executive Officers. Consistent with previous years, individual objectives were agreed with each of the Executive Team, with 75% of the 2020 bonus award based upon achievement of Group objectives and the remaining 25% awarded based upon the achievement of individual objectives.

•
At the same time, the Remuneration Committee met and agreed the terms of the 2020 grant of LTIP awards to the Directors and Executive Officers. These were segmented so that (i) 50% of the value of the award is linked to rigorous performance conditions linked to Company key value drivers, which must be achieved in the three-year vesting period and (iii) 25% of the value of the award took the form of restricted share options which vest at the rate of 25% per annum over a four-year vesting period.

Recommendations for equity grants had been proposed by Andersen Advisors, designed to target alignment with the median of peer group data. At the grant date these awards had expected values at grant equivalent to 750% of basic salary for the Chief Executive Officer, 450% of basic salary for the Executive Chairman, 350% of basic salary for Chief Financial Officer, Chief Legal Officer and Chief Operating Officer, Chief Medical Officer, and Managing Director, U.K.

•	In July 2020 Aon Radford were engaged as independent advisors to the Remuneration Committee.

•
In September 2020 Aon Radford was asked to review current provisions and market practice for involuntary termination in the event of a Change in Control and in the absence of an event of a Change in Control. These findings were presented to the Remuneration Committee in January 2021.

•
In December 2020 our independent advisor, Aon Radford, performed a benchmarking exercise on the remuneration of the Directors against the selected peer group and provided recommendations for basic salaries, Long Term Incentive Plan (“LTIP”) awards, new-hire
equity awards, prevalence of performance plans and the structure of bonus incentive awards for the year. As the Company continues to grow in size and complexity, the Remuneration Committee requested that Aon Radford review the peer group of comparable U.S.-listed biotech/pharmaceutical development companies.

Aon Radford suggested biopharmaceutical companies with a focus on neurology, orphan, or rare diseases where possible and that have commercialized medicines to reflect GW’s current stage of development. In addition, these companies have a market capitalization generally between $1.0 billion to $9.5 billion, revenues of $100 million to $1.3 billion in revenue and 300 to 3,000 employees. This resulted in a shortlist of organizations considered to be close competitor which was then subject to review, refinement and approval by the Remuneration Committee.
Based on these criteria Aon Radford recommended, and our Committee approved, the latest peer group consisting of 21 companies. The peer group used for benchmarking consisted of:
ACADIA Pharmaceuticals, Inc., Agios Pharmaceuticals, Inc., Alkermes plc, Amarin Corporation plc, Amicus Therapeutics, Arena Pharmaceuticals, bluebird bio, Inc., Corcept Therapeutics Inc, Exelixis, Inc., Halozyme Therapeutics, Inc., Insmed, Intercept Pharmaceuticals Inc., Ionis Pharmaceuticals, Neurocrine Biosciences Inc., Pacira Biosciences, PTC Therapeutics, Sage Therapeutics, Inc., Sarepta Therapeutics, Inc., Supemus Pharmaceuticals, Ultragenyx Pharmaceuticals, Inc. and United Therapeutics Corporation.

•
In January 2021, the Remuneration Committee met to consider the basic salary increases to be awarded to Executive Officers. Inflationary increases had been given to the majority of our staff and the Executive Directors were given an inflationary basic salary increase of 3% effective from January 1, 2021.

•
At the same time, the Remuneration Committee met to consider the extent of achievement of 2020 calendar year objectives by the Executive Team, and to determine the level of short-term bonus incentive award to be paid in respect of the 2020 calendar year. The consensus was that 2020 had been a strong year for the Group, with strong sales of Epidiolex in the United States, the launch of Epidyolex in European markets. Employee engagement reached an all-time
high in this period at 89.6%, manufacturing productivity also improved and all supply challenges were met successfully. This all against the backdrop of the COVID pandemic which proved challenging conditions for both clinical trials and face to face interactions with HCPs by sales representatives.

Under the bonus program, bonus incentive awards were determined by first establishing a bonus pool. The bonus pool was calculated by aggregating the target cash incentive awards for all eligible plan participants and then multiplying that sum by a modifier based on our performance as measured against the 2020 company goals. The 2020 company goals approved by our Board of Directors and Remuneration Committee at the beginning of the year were as follows:
2020 Company Goals:

•	Innovate Drug Discovery

•	Expand Product Development

•	Deliver Commercial Success

•	Evolve the Organization

•	Shape the External Environment
The bonus pool was then allocated among all of the plan participants in accordance with the terms of the 2020 annual bonus incentive program. Consistent with 2019, our Chief Executive Officer and executive team bonus incentive awards were based 75% on company goals and 25% on individual objectives.
Our Remuneration Committee assessed performance and determined that the executive team had met or exceeded each of the 2020 Company goals and, after considering the success of Epidiolex sales in the US and the successful launch of Epidyolex in Europe, the FDA TSC approval, and on track for all R&D goals with the exception of those impacted by COVID, the Remuneration Committee approved a bonus award equating to 110% of target for each Director or Executive Officer.
Bonus targets are 70% of basic salary for the Chief Executive Officer, and 50% of basic salary for all other Executive Officers. Consistent with previous years, individual objectives have been agreed with each of the Executive Team, with 75% of the 2020 bonus award to be awarded by the Remuneration Committee based upon achievement of Group objectives, with the remaining 25% to be awarded based upon the achievement of individual objectives.

•
At the same time, the Remuneration Committee met and agreed the terms of the 2021 grant of LTIP awards to Directors and Executive Officers. These were segmented so that (i) 50% of the value of the award is linked to rigorous performance conditions linked to Company key value drivers, which must be achieved in the three-year vesting period, (ii) 50% of the value of the award took the form of restricted share options which vest at 25% per annum over a four-year vesting period.

The selected performance conditions that are required to be achieved in order to trigger vesting of 50% of this award are again considered to be directly linked to key business value drivers creating alignment with shareholders’ interests. The restricted share option element of the award is considered to encourage long-term retention, considered to be a key factor critical to future success, and the market priced options are intended to align further the interests of the Executive Directors with shareholders’ interests. The resulting mix is designed to create an appropriate balance of long-term incentives linked to value-driving objectives, aligned with shareholder value creation, whilst encouraging retention of the team considered to be a key success factor for the future.
Recommendations for Total Direct Compensation was proposed by Aon Radford, designed to target alignment with the median of peer group data. It was highlighted that an equity grant for the Chief Executive Officer equivalent to 850% of basic salary is required to align with the 50 th
percentile of peers. Aon Radford also recommended that the Executive Chairman’s Total Direct Compensation should not exceed
60-–65%
of CEO Total Direct Compensation. The Remuneration Committee therefore approved an equity grant for the Executive Chair bringing his Total Direct Compensation to 50% of the CEO’s. At the grant date these awards had expected values at grant equivalent to 490% of basic salary for the Executive Chairman, 350% of basic salary for Chief Financial Officer, Chief Legal Officer and Chief Operating Officer, Chief Medical Officer, and Chief Commercial officer (US).
The Remuneration Policy was approved by shareholders at the June 2019 Annual General Meeting and we will not be seeking a review of this policy until the planned review date in 2022.
Roles in Determining Compensation
Remuneration Committee
In accordance with best practice, the Remuneration Committee, consisting of independent non-executive
Directors, manages the remuneration of the Executive Directors within the framework of the shareholder approved Remuneration Policy and shareholder approved LTIP option scheme rules.
Remuneration Committee Interlocks and Insider Participation
No member of the Remuneration Committee during fiscal year 2020 was an employee or former employee of the Company. During fiscal year 2020, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity where one of our Committee members was an executive officer, and no Committee member had a relationship requiring disclosure under Item 404 of Regulation
S-K
Risks Related to Compensation Policies and Practices
As part of the Board of Director’s risk oversight role, our Remuneration Committee reviews and evaluates the risks associated with our compensation programs. Our Remuneration Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on the Company. In making this determination, our Remuneration Committee considered the following:

•	the Company’s use of different types of compensation vehicles to provide a balance of long- and short- term incentives with fixed and variable components;

•	the granting of equity-based awards with time-based vesting and performance-based vesting, both of which encourage participants to work towards long-term appreciation in equity values;

•	the Company’s annual bonus determinations for each employee and vesting of performance-based equity awards being tied to achievement of Company goals, which goals promote long-term value; and

•
the Company’s system of internal control over financial reporting and code of conduct and ethics, which, among other things, reduce the likelihood of manipulation of the Company’s financial performance to enhance payments under any of its incentive plans.

Compensation Consultant
The Remuneration Committee retained the following as independent external compensation consultants: Anderson Pay Advisors from January 2020 to July 2020 and Aon Radford from July 2020 to present. The mandate of the consultants includes assisting the Remuneration Committee in its review of executive and director compensation practices, including the competitiveness of pay levels, executive compensation design, and competitive market analysis with the Company’s peers in the industry. The Remuneration Committee regularly evaluates the performance of its compensation consultants, considers alternative compensation consultants, and has the final authority to engage and terminate such services.
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
Say-on-Pay
In accordance with the requirements of Companies Act 2006, as a U.K. resident company listed on a recognized stock exchange, we are required to establish a Directors’ Remuneration Policy, containing a framework of limits within which the Remuneration Committee are authorized by shareholders to operate. This is required to be approved by shareholders at least every three years, by the passing of an ordinary resolution at the annual general meeting of shareholders. Additionally, annually at our general meeting of shareholders (“AGM”), we hold a non-binding
advisory vote required by Section 14A of the Securities Exchange Act of 1934, as amended regarding the compensation of our named Executive Officers.
At the AGM in May 2020, 99% of shareholders approved the 2019 Remuneration Report. At the same meeting, 99% of shareholders voted to approve, on a non-binding
advisory basis, the compensation of the Company’s named executive officers. The Directors’ Remuneration Policy was last approved at AGM in June 2019, and is therefore not due for shareholder reapproval until 2022. In the event that we experience significant levels of shareholder votes against any remuneration-related resolutions we will seek to investigate the reasons for such votes and in the event that the Remuneration Committee consider that changes to the Remuneration Policy are appropriate, we will disclose details of proposed changes in a timely manner.
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
Competitive Market Analysis
The Remuneration Committee draws on a number of resources to assist in the evaluation of the various components of the Company’s executive compensation program. While we do not establish compensation levels based solely on competitive market analysis, pay practices at other companies are a factor that the Remuneration Committee considers in assessing the reasonableness of compensation and ensuring that our compensation practices are competitive in the marketplace.

Our peer companies used in determining compensation actions with respect to 2020 compensation were selected by the Remuneration Committee with the support of Anderson Pay Consultants from January 2020 to July 2020 and Aon Radford, which, since July 2020, has been retained to conduct comprehensive reviews of the Company’s executive compensation practices.
The Remuneration Committee considered the foregoing analysis in selecting the following 21 peer companies for use in evaluating compensation actions during 2020:
ACADIA Pharmaceuticals, Inc., Agios Pharmaceuticals, Inc., Alkermes plc, Amarin Corporation plc, Amicus Therapeutics, Arena Pharmaceuticals, bluebird bio, Inc., Corcept Therapeutics Inc, Exelixis, Inc., Halozyme Therapeutics, Inc., Insmed, Intercept Pharmaceuticals Inc., Ionis Pharmaceuticals, Neurocrine Biosciences Inc., Pacira Biosciences, PTC Therapeutics, Sage Therapeutics, Inc., Sarepta Therapeutics, Inc., Supemus Pharmaceuticals, Ultragenyx Pharmaceuticals, Inc. and United Therapeutics Corporation.
The Remuneration Committee reviews the Company’s list of peer companies on an annual basis to reflect changes in market capitalization, acquisitions, developments at the Company relative to its peer companies, and other factors.
Components of Compensation and Target
Executive Directors’ and Executive Officers’ remuneration packages are considered annually and for the twelve (12) months ended December 31, 2020 comprised a number of elements, as follows:

(i)	Fixed Elements of Remuneration
Fixed elements of remuneration including basic salary, pension contributions and other benefits will be set and paid in accordance with our Remuneration Policy. Any changes to salary will be considered in the context of a number of factors including the annual peer Group based benchmarking exercise carried out by Aon Radford for the Remuneration Committee, home-market location, any changes to executive responsibilities since the last review and broader employee increases.

(ii)	Short-Term Incentive
The Remuneration Committee met in January 2021 to assess Director and Executive Officer performance for the calendar year ended December 31, 2020. Based upon this assessment and in accordance with the Remuneration Policy Report below, the Remuneration Committee awarded a cash bonus payment to each Executive Director and Executive Officer.

(iii)	Long-Term Incentive Plan
Equity grants under the Long-Term Incentive Plan in 2021 are comprised of two elements:

•	Performance restricted share units , whereby the options will vest upon the third anniversary of the date of grant subject to certain corporate performance conditions having been achieved.

•
Restricted share options (or restricted share units for U.S.-based Directors or Executive Officers), whereby these options are subject to a four-year service condition and vesting period. 25% of the options will vest on each anniversary of the date of grant over the next four years.

It is the Committee’s expectation that, unless a Director or Executive Officer no longer remains in such position when the service period has completed, that all market-price and restricted share options will vest. This would be applicable to any options where vesting is scheduled to complete during 2021.
The performance share option element of the February 2018 LTIP award vested on February 26, 2021. 50% of the overall awards were in the form of performance share options, with a corporate performance condition:

•	50% vest upon the approval of Epidiolex by the US FDA.

•	50% vest upon the launch of Epidiolex in the United States.
100% of the 2018 LTIP award vested on February 26, 2021.
Future Policy Table
The policy table below describes GW’s shareholder-approved Remuneration Policy for Executive Directors and Executive Officers and seeks to explain how each element of the Executive Directors’ and Executive Officers’ remuneration packages operates:

Element of remuneration	Purpose and link to strategy	Operation	Changes to be proposed	Maximum	Performance targets

Salary	Rewards skills and experience and provides the basis for a competitive remuneration package
Salaries will be reviewed annually by reference to market practice and market data, on which the committee receives independent advice, rates of inflation, broader employee increases, the individual’s experience and scope of the role.

Salaries will be benchmarked against comparable roles in a selected peer group of other
US-listed
pharmaceutical development companies with similar market capitalizations and/or scale of operational complexity. We typically expect to align salaries with the 50th percentile of peer group comparator data but may vary from this general rule where we consider that special circumstances apply or where recruitment or retention of a particular role is required.

The Committee may also decide to approve future increases following changes to job responsibilities or to reflect experience within the role
			None	Salaries will not exceed the 75th percentile of peer group comparator data for the relevant role. The committee will reference alternative comparator data for roles not widely represented in the core peer group.	Not applicable

Retirement savings plan	Enables Executive Directors and Executive Officers to build long-term retirement savings	Company contribution to a personal pension/401(k) scheme or salary supplement. Levels will be reviewed annually, and the committee may decide to increase future contribution levels should the review indicate such a change is appropriate. Statutory limits to employer contributions will be applied	None	Up to 5% of basic salary	Not applicable

Element of remuneration	Purpose and link to strategy	Operation	Changes to be proposed	Maximum	Performance targets

Benefits	Protects against risks and provides other benefits in line with market practice
Benefits currently include
death-in-service
life insurance, family private medical cover,
ill-health
income protection and a taxed cash car allowance. The committee will review benefits offered from time to time and retains the discretion to add or substitute benefits to ensure they remain market competitive.

In the event that the Group requires an Executive Director or Executive Officer to relocate, we would offer appropriate relocation assistance and would be likely to update the package of benefits to align with local market practice, e.g. increased health insurance benefits if relocating to US.
None
The disclosed taxable value of benefits and allowances is not expected to exceed 15% of salary per annum.

The Committee may exceed this in the event of relocation, both on a one-off
and ongoing basis to align with local market norms.
Not applicable

Element of remuneration	Purpose and link to strategy	Operation	Changes to be proposed	Maximum	Performance targets

Short-term incentive awards	Incentivizes and rewards achievement of the near-term business objectives, reflecting individual and team performance of the Executive Directors and Executive Officers
Objectives are set at the start of each calendar year.

The choice of annual performance objectives will reflect the committee’s assessment of the key milestones/metrics required to be achieved within the calendar year in order to make progress towards achieving GW’s strategic plan.

Payable in cash.

Clawback provisions will apply (see details below).
			None	Up to 150% of salary
The Committee retains the ability to set performance objectives annually.

These objectives can be Group-based and/or individual, financial and/or non-financial,
and are likely to include various milestones linked to:

•  successful execution of key elements of the Epidiolex
®
development program and worldwide commercialization;

•  identification and execution of other new orphan drug developments;

•  key regulatory steps (IND grants, NDA filings, regulatory approvals);

•  successful commercialization of approved products, either by our own commercial organization or by our partners;

•  the Group’s financial position and results; and

•  equity liquidity and valuation

Element of remuneration	Purpose and link to strategy	Operation	Changes to be proposed	Maximum	Performance targets
Long-term incentive awards
Rewards execution of GW’s strategic plan and growth in shareholder value over a multi-year period.

Encourages achievement of strategy over the medium to long term and aligns Executive Officers and Executive Directors’ interests with those of shareholders.

Conditional awards of nominal- cost options, share options, performance shares and/or restricted shares.

Awards normally vest over periods of three or more years. The committee is able to grant awards which permit phased vesting over the period.

Clawback provisions will apply (see details below).
Individual awards in any one year will not exceed the 75 th percentile of peer group data
Individual awards in any one year will not exceed the 75
th
percentile of peer group data.

Expected values are calculated in accordance with generally accepted methodologies based on Black- Scholes or binomial stochastic models.

Performance conditions are set at the discretion of the Remuneration Committee and will generally consist of a mixture of:

•  service requirements;

•  milestone-based events, linked to the successful execution of GW’s strategic plan, likely to include items such as positive trial results, or regulatory approvals; and

•  market-based measures such as absolute or relative share price performance

Major shareholders may be consulted as part of the process of setting performance conditions.

Employment Agreements and Change in Control Arrangements
All of the Company’s listed officers are employed at will, other than Dr. Guy, with employment agreements or offer letters (subject only to the effect of local labor laws). Dr. Guy’s service agreement provides that his service will continue until either party provides no less than 12 months’ written notice. GW Research Limited may terminate Dr. Guy’s employment, with immediate effect at any time by notice in writing for certain circumstances as described in his service agreement, including bankruptcy, criminal convictions, gross misconduct or serious or repeated breaches of obligations of his service.
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
Clawback Policy
The clawback policy provides that certain incentive compensation is recoverable from a Director if the Company is required to restate financial statements due to the misconduct of that particular Director, and that misconduct has significantly contributed to the need for the restatement. Generally, eligible incentive grants shall include cash short-term incentive awards and equity-based long-term incentive awards that have been awarded and/or vested based upon achievement of specific financial or operational goals which were deemed to have been achieved but which, following restatement, are considered to no longer have been achieved. To be effective, intention to claw back awards which have already vested and been exercised must be notified to the Director within 24 months of the award having vested. The Committee may effect a clawback either through a cash or equity repayment by the individual, or via an adjustment to an outstanding award that is yet to vest or that has vested but is not yet exercised.
Equity Retention Policy
To encourage executives to retain a meaningful amount of equity in the Company, a retention policy is in effect for Directors and Executive Officers. The purpose of this policy is to encourage ownership of the Company’s shares, promote alignment of the long-term interests of the Directors and Executive Officers with those of our shareholders, and promote our commitment to sound corporate governance. The policy is applicable to our Directors and Executive Officers, and certain other members of our leadership team, as nominated by our Chief Executive Officer. Under the policy, covered Directors and officers must retain an agreed proportion of each new equity grant issued to them after January 1, 2015, subject to the payment of any applicable taxes, for a period of five years from vesting until an overall level of share ownership is achieved. The target level of ownership equates to four times basic salary for the Chief Executive Officer and two times basic salary for the other Directors and Officers. The target deadline for achieving the ownership requirement is intended to be five years from implementation of the policy. Existing shareholdings or direct purchases of equity by executives shall contribute towards attainment of the targeted shareholding cap. The committee retains the power to consider an individual ineligible for future equity incentive grants if the required target has not been achieved in a timely manner, subject to the consideration of individual circumstances.
Tax Deductibility
Prior to the Tax Cuts and Jobs Act signed into U.S. law in December 2017 (the “TCJA”), Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally limited the U.S. federal corporate income tax deduction for compensation paid to a corporation’s CEO and its three other most highly compensated executives (other than the CFO) to $1.0 million annually, unless certain requirements were satisfied. The TCJA contained significant changes to Section 162(m) of the Code, including the elimination of the performance-based compensation exception to Section 162(m) for corporate tax years beginning after December 31, 2017 and an expansion of employees covered by the provision. Section 162(m) now covers the CFO or any individual who served as the CFO in the relevant taxable year. In addition, once an individual becomes a “covered employee”

under Section 162(m) for any taxable year beginning after December 31, 2016, this status carries forward to all future years, even in the event of the employee’s termination or death. The TCJA provides limited transition relief for certain “performance-based” compensation, specifying that compensation payable pursuant to a written binding contract which was in effect on November 2, 2017 and which was not modified in any material respect on or after that date is “grandfathered” (i.e., remains eligible for the “performance-based” pay exception to Section 162(m) and, to the extent such exception is satisfied, such compensation remains deductible even if in excess of $1.0 million)).
We were a foreign private issuer until October 1, 2018. When we were a foreign private issuer, Section 162(m) did not apply to us. In addition, several of our executive officers who are covered employees for purposes of Section 162(m) perform their services primarily in the United Kingdom, and, as a result, our deduction for their compensation is not limited bySection 162(m). Because of these two factors, the $1.0 million compensation deduction limitation of Section 162(m) and its exception to the $1.0 million deduction limitation for performance-based compensation have not been significant considerations for us when designing and implementing our executive officers’ compensation program in prior years and will not be significant considerations in future years, and even to the extent deductibility is a consideration, it will not be the sole factor used in determining levels or methods of compensation. Since our compensation objectives may not always be consistent with the requirements for full deductibility, we and our subsidiaries may enter into compensation arrangements under which payments would not be deductible under Section 162(m).
We believe that under the TCJA transition relief for “performance-based” compensation, amounts that may become payable to our executive officers who are covered employees in respect of incentive compensation awards granted to them prior to November 2, 2017 may be grandfathered and, therefore, not subject toSection 162(m)’s $1.0 million deduction limitation. However, we will continue to evaluate whether the TCJA transition relief for “performance-based” compensation is available in light of recently issued guidance from the Internal Revenue Service and any subsequent guidance that may be issued. In addition, some of the foregoing incentive compensation that may become payable to our executive officers who are covered employees may be deductible on our United Kingdom tax return, and therefore, not limited by Section 162(m) in any event.
General Discretions Relating to the Operation of Incentive Plans
The Remuneration Committee will operate all incentive plans in accordance with LTIP rules and will retain full discretion over a number of areas relating to the operation and administration of these plans. This includes, but is not limited to, determining eligibility, setting performance conditions, determining the extent to which performance conditions are achieved, terms for leaving the Company and the vehicle of delivery.
Approach to Recruitment Remuneration
The remuneration package for a new director or executive officer, including basic salary, benefits, pension, annual bonus/short-term incentive and long-term incentive awards, will be set in accordance with the terms of the Company’s prevailing approved Remuneration Policy at the time of appointment. The Remuneration Committee will consider the role, responsibility and experience of the candidate and will seek independent advice and market data to help derive an appropriate level of remuneration in order to secure the right candidate with the required skills and experience for the role. To facilitate recruitment, the Remuneration Committee may offer additional cash and/or share-based remuneration to take account of, and compensate for, remuneration that the director is required to relinquish when leaving a former employer. Any such offer would take into account the nature, time horizon and performance conditions attached to any such remuneration and would seek to offer no more than the potential value of the remuneration opportunity being relinquished. For an internal executive director appointment, any variable pay element awarded in respect of the prior role will be allowed to pay out according to its terms. In addition, any other contractual remuneration obligations existing prior to appointment may continue. For external and internal appointments, the Remuneration Committee may agree that the Company will provide reasonable relocation support. In all cases, the Remuneration Committee will ensure that decisions made are in the best interests of the Company. The remuneration for any non-executive
appointments will be set in accordance with

the prevailing Remuneration Policy. Typically, the first grant of equity-based incentive awards made after appointment of a new non-executive
to the Board of Directors will be increased by 50%. No additional cash payments will usually be made.
2020 Summary Compensation Table
The following table sets forth information concerning the compensation of the named executive officers for the fiscal year ended December 31, 2020, December 31, 2019, Transition Period ended December 31, 2018, and fiscal years ended September 30, 2018. The Company does not have any non-equity
incentive plan. The U.S. Dollar amounts in the table below were converted from local currency using the relevant 2020 annual average exchange rates of U.S1.29045 per British Pound Sterling.

Name and Principal Position	Year	Salary ($) (5)		Bonus ($) (1)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)
Justin Gover	2020	689,166	(6)	523,250	$8,224,500	41,995		9,478,911
Executive Director and Chief Executive Officer	2019	641,734		480,349	6,677,675	64,545	(3)	7,864,303
	2018T	140,031		—	—	5,853		145,885
	2018	579,853		330,186	4,727,235	35,272		5,672,546
Scott Giacobello	2020	483,512		236,900	$2,482,686	34,350		3,237,448
Chief Financial Officer	2019	409,692		300,000	1,988,169	33,635		2,731,496
	2018T	92,308		—	—	7,813		100,121
	2018	389,423		154,110	2,192,307	34,783		2,770,623
Dr. Geoffrey Guy (7)	2020	544,932		—	$4,003,946	4,566		4,553,444
Chairman of the Board of Directors and Executive Chairman	2019	528,198		—	3,386,202	4,594		3,918,994
	2018T	127,789		—	—	1,174		128,963
	2018	568,522		364,703	3,437,558	4,967		4,375,750
Volker Knappertz	2020	707,730		258,750	2,657,257	66,826		3,690,563
Chief Medical Officer	2019	446,654		346,080	2,171,349	37,735		3,001,818
	2018T	99,831		—	—	91,117	(4)	190,948
	2018	427,269		132,329	1,778,294	108,801		2,446,693
Douglas Snyder	2020	472,070		250,107	2,568,943	34,200		3,325,320
Chief Legal Officer	2019	432,558		316,725	2,098,915	37,735		2,885,933
	2018T	97,454		—	—	7,802		105,256
	2018	417,096		89,863	2,025,121	34,563		2,566,643

(1)
This column represents short-term incentive bonus awards granted to each member of the named executive officers. During the fiscal year 2020, those executive officers who had been present throughout all 2019 relating achievements in the 2019 calendar year, received an equivalent to 58 % of their 2019 basic salary, with the exception of the Chief Executive Officer whose award was equivalent to 81 % of their 2019 basic salary. During the fiscal year 2019, those executive officers who had been present throughout all of 2018 relating to achievements in the 2018 calendar year, received an equivalent to 75% of their 2018 basic salary, with the exception of the Chief Executive Officer and Chief Medical Officer whose awards were equivalent to 80% of their 2018 basic salary. During the Transition Period, no bonus awards were granted. During fiscal year 2018, those executive officers who had been present throughout all of 2017 relating to achievements in the 2017 calendar year, equivalent to 60% of their 2017 basic salary. Those members of the named executive officers who joined during 2017, being the Chief Medical Officer and Chief Financial Officer, were awarded a short-term incentive bonus award based upon 50% of their pro-rata
basic salary.

(2)
This column reflects the aggregate grant date fair value of time- and milestone-based stock option awards granted in each year and calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures, assuming achievement of all vesting conditions. Assumptions used in the calculations for these amounts are set forth in Note 7 to our consolidated financial statements included in the Form
10-K
filed on February 26, 2021.

(3)
These amounts represent the value of the personal benefits granted to Mr. Gover, which include medical and life insurance, and the Company’s contribution into money purchase and 401(k) plan, and reimbursement for employee taxes incurred on subsistence costs for travel to the United Kingdom.

(4)
These amounts represent the value of the personal benefits granted to Mr. Knappertz, which include medical and life insurance and reimbursement for employee taxes incurred for time spent in the United Kingdom.

(5)	These amounts include reimbursement for employee taxes incurred for time spent in the United Kingdom.
(6)	Justin Gover’s salary was partially paid in GBP (£42,846 = $55,291). The USD:GBP 1.29045 average rate was used for this calculation.
(7)	Dr. Geoffrey Guy was fully paid in GBP The USD:GBP 1.29045 average rate was used for this calculation.
Grants of Plan-Based Awards
The following table sets forth certain information regarding grants of plan-based option awards to the named executive officers during the twelve (12) months ended December 31, 2020. The Company does not have any non-equity
incentive plans. All grants set forth below have been issued under the Company’s 2020 LTIP.

Name	Approval Date	Grant Date	Award Type	Target	Maximum	Exercise or Base Price of Option Awards ($ per ADS)	Grant Date Fair Value of Share and Option Awards ($)
Justin Gover
Executive Director and Chief Executive Officer	06/04/2020	06/04/2020	Long-Term Incentive Grant (“LTI”)	767,748	767,748	$0.02 pr ADS	$8,224,500

Scott Giacobello Chief Financial Officer	06/04/2020	06/04/2020	LTI	231,756	231,756	$0.02 per ADS	$2,482,686

Dr. Geoffrey Guy Chairman of the Board of Directors and Executive Chairman	06/04/2020	06/04/2020	LTI	373,764	373,764	$0.02 per ADS	$4,003,947

Volker Knappertz Chief Medical Officer	06/04/2020	06/04/2020	LTI	248,052	248,052	$0.02 per ADS	$2,657,257

Douglas Snyder Chief Legal Officer	06/04/2020	06/04/2020	LTI	239,808	239,808	$0.02 per ADS	$2,568,943
Narrative to the 2020 Summary Compensation Table and Grants of Plan-Based Awards
The amounts reported in the 2020 Summary Compensation Table, including base salary, stock awards, option awards, and payments made under the Company’s 2020 LTIP, are described more fully under “Future Policy Table.”

2020 Outstanding Equity Awards at Fiscal
Year-End
The following table shows information regarding outstanding stock option awards at December 31, 2020 for our named executive officers:

			Option Awards
Name	Award Type (1)	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Unearned Shares, United or Other Rights That Have Not Vested (#)	Option Exercise Price ($) (2)	Option Expiration Date
Justin Gover	Stock Options	06/24/2015	75,874	—	—	10.61	06/24/2025
	Stock Options	02/15/2016	24			0.02	03/15/2021
	Stock Options	02/15/2016	213,245	—	—	3.72	02/15/2026
	Stock Options	01/06/2017	—	17508	17508	0.02	03/15/2022
	Stock Options	01/06/2017	101412	—	—	0.02	03/15/2021
	Stock Options	01/06/2017	142,344	—	—	9.81	01/06/2027
	Restricted Stock Units	02/26/2018	—	22,440	22,440	0.02	02/26/2021
	Restricted Stock Units	02/26/2018	—	22,440	22,440	0.02	02/26/2022
	Restricted Stock Units	02/26/2018	—	299,196	299,196	0.02	2/26/2021
	Stock Options	02/26/2018	—	147,624	147,624	9.61	02/26/2028
	Stock Options	03/01/2019	—	119,472	119,472	14.33	03/01/2029
	Restricted Stock Units	03/01/2019	—	226,752	226,752	0.02	03/01/2022
	—	—	—	—	—	—	—
	Restricted Stock Units	03/01/2019	—	17,004	17,004	0.02	03/01/2021
	Restricted Stock Units	03/01/2019	—	17,004	17,004	0.02	03/01/2022
	Restricted Stock Units	03/01/2019	—	17,004	17,004	0.02	03/01/2023
	Stock Options	06/14/2019	—	30,936	30,936	14.65	06/14/2029
	Restricted Stock Units	06/14/2019	—	55,488	55,488	0.02	06/14/2022
	—	—	—	—	—	—	—
	Restricted Stock Units	06/14/2019	—	4,164	4,164	0.02	06/14/2021
	Restricted Stock Units	06/14/2019	—	4,164	4,164	0.02	06/14/2022
	Restricted Stock Units	06/14/2019	—	4,164	4,164	0.02	06/14/2023
	Restricted Stock Units	06/04/2020	—	479,844	479844	0.02	06/04/2023
	Restricted Stock Units	06/04/2020	—	71,976	71,976	0.02	06/04/2021

	Restricted Stock Units	06/04/2020	—	71,976	71,976	0.02	06/04/2022
	Restricted Stock Units	06/04/2020	—	71,976	71,976	0.02	06/04/2023
	Restricted Stock Units	06/04/2020	—	71,976	71,976	0.02	06/04/2024
Scott Giacobello	—	—	—	—	—	—	—
	Restricted Stock Units	05/18/2017	—	8,136	8,136	0.02	05/18/2021
	Stock Options	05/18/2017	—	67,164	67,164	8.64	05/18/2027
	Restricted Stock Units	02/26/2018	—	10,407	10,407	0.02	02/26/2021
	Restricted Stock Units	02/26/2018	—	10,407	10,407	0.02	02/26/2022
	Restricted Stock Units	02/26/2018	—	138,756	138,756	0.02	02/26/2021
	Stock Options	02/26/2018	—	68,460	68,460	9.61	02/26/2028
	Stock Options	03/01/2019	—	44,184	44,184	14.33	03/01/2029
	Restricted Stock Units	03/01/2019	—	83,844	83,844	0.02	03/01/2022
	Restricted Stock Units	03/01/2019	—	6,288	6,288	0.02	03/01/2021
	Restricted Stock Units	03/01/2019	—	6,288	6,288	0.02	03/01/2022
	Restricted Stock Units	03/01/2019	—	6,288	6,288	0.02	03/01/2023
	Restricted Stock Units	06/04/2020	—	144,828	144,828	0.02	06/04/2023
	Restricted Stock Units	06/04/2020	—	21,732	21,732	0.02	06/04/2021
	Restricted Stock Units	06/04/2020	—	21,732	21,732	0.02	06/04/2022
	Restricted Stock Units	06/04/2020	—	21,732	21,732	0.02	06/04/2023
	Restricted Stock Units	06/04/2020	—	21,732	21,732	0.02	06/04/2024
Dr. Geoffrey Guy
	Stock Options	08/10/2017	—	15,336	15,336	0.02	08/10/2027
	Stock Options	08/10/2017	138,672			0.70	08/10/2027
	Stock Options	02/26/2018	—	16,317	16,317	0.02	02/26/2028
	Stock Options	02/26/2018	—	16,317	16,317	0.02	02/26/2028
	Stock Options	02/26/2018	—	217,572	217,572	0.02	02/26/2028
	Stock Options	02/26/2018	—	107,352	107,352	9.61	02/26/2028
	Stock Options	03/01/2019	—	75,252	75,252	14.33	03/01/2029
	Stock Options	03/01/2019	—	142,824	142,824	0.02	03/01/2029

	Stock Options		03/01/2019		—		10,704		10,704		0.02		03/01/2029
		Stock Options		03/01/2019		—		10,704		10,704		0.02		03/01/2029
		Stock Options		03/01/2019		—		10,704		10,704		0.02		03/01/2029
		Stock Options		06/04/2020		—		233,604		233,604		0.02		06/04/2030
		Stock Options		06/04/2020		—		35,040		35,040		0.02		06/04/2030
		Stock Options		06/04/2020		—		35,040		35,040		0.02		06/04/2030
		Stock Options		06/04/2020		—		35,040		35,040		0.02		06/04/2030
		Stock Options		06/04/2020		—		35,040		35,040		0.02		06/04/2030
Volker Knappertz
		Restricted Stock Units		05/18/2017		—		12,156		12,156		0.02		05/18/2021
		Stock Options		05/18/2017		—		150,444		150,444		8.64		05/18/2027
		Restricted Stock Units		02/26/2018		—		8,448		8,448		0.02		02/26/2021
		Restricted Stock Units		02/26/2018		—		8,442		8,442		0.02		02/26/2022
		Restricted Stock Units		02/26/2018		—		112,548		112,548		0.02		02/26/2021
		Stock Options		02/26/2018		—		55,536		55,536		9.61		02/26/2028
		Stock Options		03/01/2019		—		48,252		48,252		14.33		03/01/2029
		Restricted Stock Units		03/01/2019		—		91,584		91,584		0.02		03/01/2022
		Restricted Stock Units		03/01/2019		—		6,864		6,864		0.02		03/01/2021
		Restricted Stock Units		03/01/2019		—		6,864		6,864		0.02		03/01/2022
		Restricted Stock Units		03/01/2019		—		6,864		6,864		0.02		03/01/2023
		Restricted Stock Units		06/04/2020		—		155,028		155,028		0.02		06/04/2023
		Restricted Stock Units		06/04/2020		—		23,256		23,256		0.02		06/04/2021
		Restricted Stock Units		06/04/2020		—		23,256		23,256		0.02		06/04/2022
		Restricted Stock Units		06/04/2020		—		23,256		23,256		0.02		06/04/2023
		Restricted Stock Units		06/04/2020		—		23,256		23,256		0.02		06/04/2024
Douglas Snyder
		Restricted Stock Units		08/10/2017		—		9,180		9,180		0.02
		Stock Options		08/10/2017		—		82,956		82,956		8.38		08/10/2027
		Restricted Stock Units		02/26/2018		—		9,612		9,612		0.02		02/26/2021
		Restricted Stock Units		02/26/2018		—		9,612		9,612		0.02		02/26/2022
		Restricted Stock Units		02/26/2018		—		128,172		128,172		0.02		02/26/2021
		Stock Options		02/26/2018		—		63,252		63,252		9.61		02/26/2028

Stock Options	03/01/2019	—	46,644	46,644	14.33	03/01/2029
Restricted Stock Units	03/01/2019	—	88,524	88,524	0.02	03/01/2022
Restricted Stock Units	03/01/2019	—	6,636	6,636	0.02	03/01/2021
Restricted Stock Units	03/01/2019	—	6,636	6,636	0.02	03/01/2022
Restricted Stock Units	03/01/2019	—	6,636	6,636	0.02	03/01/2023
Restricted Stock Units	06/04/2020	—	149,856	149,856	0.02	06/04/2023
Restricted Stock Units	06/04/2020	—	22,488	22,488	0.02	06/04/2021
Restricted Stock Units	06/04/2020	—	22,488	22,488	0.02	06/04/2022
Restricted Stock Units	06/04/2020	—	22,488	22,488	0.02	06/04/2023
Restricted Stock Units	06/04/2020	—	22,488	22,488	0.02	06/04/2024

(1)	All option grants set forth above have been issued under the Company’s 2008, 2017 and 2020 LTIP.
(2)	Exercise price per ADS in USD.
2020 Option Exercises and Stock Vested
The following table sets forth the number of shares acquired by the named executive officers upon the exercise of stock options during the twelve (12) months ended December 31, 2020 as well as the value realized at that time. The value realized represents the aggregate difference between the fair market value of shares on the dates of exercise or vesting and the exercise prices, if any, multiplied by the number of shares acquired upon exercise or vesting, prior to payment of any applicable withholding taxes.

	Option Awards
Name	Number of Shares, Acquired on Exercise	Value Realized on Exercise ($)
Justin Gover	473,676	$4,174,058
Scott Giacobello	133,296	$1,282,236
Geoffrey Guy	307,160	2,597,481
Volker Knappertz	148,920	$1,432,441
Douglas Snyder	147,792	$1,349,002
Pension, Retirement and Similar Benefits
For the twelve (12) months ended December 31, 2020, we and our subsidiaries contributed a total of $42,300 into money purchase plans to provide pension, retirement or similar benefits to our directors and members of the executive management board. The Company does not operate any pension plans directly.
Nonqualified Deferred Compensation
There was no
non-qualified
deferred compensation for the twelve (12) months ended December 31, 2020.

2020 Potential Payments Upon Termination or Change in Control
The table below shows the benefits potentially payable to each of our named executive officers assuming the named executive officer’s employment was terminated without cause or for good reason within twenty-four (24) months of a change of control and such termination occurred on December 31, 2020. On February 24, 2021, Greenwich Biosciences, Inc. adopted the Greenwich Biosciences Amended and Restated Change in Control and Severance Benefit Plan and participation agreements thereunder (the “U.S. Severance Plan”), which includes the Company’s U.S.-based executive officers and other participants. Although the U.S. Severance Plan and U.K. Severance Plan were not in effect as of December 31, 2020, the table below applies the U.S. Severance Plan and U.K. Severance Plan approved on February 24, 2021.

Name	Cash ($)	Accelerated Vesting of Options ($) (1)	Continuation of Health Benefits ($)	Total ($)
Justin Gover (2)	2,370,030	14,185,315	42,240	16,597,585
Scott Giacobello	1,006,725	4,829,353	46,680	5,882,758
Geoffrey Guy	1,179,721	7,830,510	6,210	9,016,441
Volker Knappertz	1,077,638	4,825,899	46,680	5,950,217
Douglas Snyder	1,041,642	4,854,753	46,680	5,943,075

(1)
The value of the accelerated vesting of options equals the difference (if positive) between the option exercise price and the closing price per share of our ADSs on December 31, 2020 ($115.41), multiplied by the number of shares that would have been accelerated upon a termination occurring on December 31, 2020.

(2)	Treatment of acceleration of options is subject to Remuneration Committee discretion. The disclosure assumes full vesting of all options.
Narrative to the 2020 Potential Payments Upon Termination or Change in Control
The amounts reported in the 2020 Potential Payments Upon Termination or Change in Control are described more fully under “Employment Agreements and Change in Control Arrangements”.
2020 Pay Ratio
Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s total annual compensation to the total annual compensation of the principal executive officer (“PEO”). The PEO of our Company is Justin Gover, our Chief Executive Officer.
We believe that our compensation philosophy must be consistent and internally equitable to motivate our employees to create shareholder value. The purpose of the new required disclosure is to provide a measure of pay equity within the organization. We are committed to internal pay equity, and our Remuneration Committee monitors the relationship between the pay our PEO receives and the pay our non-executive
employees receive.
As illustrated in the table below, our PEO to median employee pay ratio for the twelve (12) months ended December 31, 2020 was approximately 48.5:1

PEO Compensation	$6,159,400
Median Employee Compensation	$127,006
Ratio of PEO to Median Employee Compensation	48.5:1
We identified the median employee using annualized base salary and salary allowances at December 31, 2020 and bonus potential to be earned during the twelve (12) months ended December 31, 2020. Equity awards were excluded from the calculation of determining the median employee due to the high volume of staff who had joined our Company during the twelve (12) months ended December 31, 2020. Equity awards were then added to the median employee pay to ensure comparability with the PEO.

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

Elements of remuneration	Purpose and link to strategy	Operation	Maximum	Performance targets

Non-Executive Fees	Reflects time commitments and responsibilities of each role. Reflects fees paid by similarly sized companies.
The remuneration of the
non-executive
Directors will be determined by the Board of Directors as a whole by reference to market practice and market data, on which the committee receives independent advice, and reflects the individual’s experience, scope of the role, time commitment and changes to the job responsibilities.

Fees typically consist of a basic fee for
non-executive
Director responsibilities plus incremental fees for additional roles/ responsibilities, such as chairmanship of the Board of Directors sub-committees,
senior
non-executive
Director and U.S. representative Director roles.

Fees can be paid in the form of cash or shares to be held until the individual retires from the Board of Directors. Any element of fees paid in the form of shares will not be subject to performance conditions

The
non-executive
Directors do not receive any pension from the Company, nor do they participate in any performance-related incentive plans.

Future equity-based awards will be subject to the equity retention policy set out above.
			The value of individuals’ aggregate fees will not exceed the 75th percentile of peer group comparator data.	Not Applicable

2020 Director Compensation
The following table shows the compensation paid during the twelve (12) months ended December 31, 2020 to the Company’s non-employee
directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total $
James Noble	92,000	368,681	(1)	460,681
Cabot Brown	90,000	368,681	(2)	458,681
Catherine Mackey	77,500	368,681	(3)	446,181
Alicia Secor	75,000	368,681	(4)	443,681
William Waldegrave	65,000	368,681	(5)	433,681
David Gryska	23,333	300,118	(6)	323,452

(1)	116,616 GW options outstanding as of December 31, 2020.
(2)	140,373 GW options outstanding as of December 31, 2020.
(3)	96,172 GW options outstanding as of December 31, 2020.
(4)	96,172 GW options outstanding as of December 31, 2020.
(5)	102,900 GW options outstanding as of December 31, 2020.
(6)	35,208 GW options outstanding as of December 31, 2020.
Narrative to the 2020 Summary Compensation Table and Grants of Plan-Based Awards
The amounts reported in the 2020 Director Compensation Table are described more fully under “Director Compensation”.
REMUNERATION COMMITTEE REPORT
The material in this report is not (1) “soliciting material,” (2) deemed “filed” with the SEC, (3) subject to Regulations 14A or 14C of the Exchange Act, or (4) subject to the liabilities of Section 18 of the Exchange Act. The report shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference to such filing.
The Remuneration Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management. Based on the review and discussions, the Remuneration Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form
10-K.
The Remuneration Committee of the Board of Directors
Alicia Secor, Chairman
Catherine Mackey
Cabot Brown
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table and related footnotes set forth certain information regarding the beneficial ownership of GW ordinary shares (including GW ADSs, each of which represents 12 GW ordinary shares) as of April 23, 2021 with respect to:

•	each person known by GW to beneficially own more than 5% of the outstanding GW ordinary shares based solely on GW’s review of SEC filings;

•	each of GW’s named executive officers;

•	each of GW’s directors; and

•	all of GW’s executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. In computing the number of GW ordinary shares beneficially owned by a person and the percentage ownership of that person, GW ordinary shares subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 23, 2021 are considered outstanding. These ordinary shares, however, are not included in the computation of the percentage ownership of any other person. Applicable percentage ownership is based on 378,407,422 GW ordinary shares outstanding as of April 23, 2021.
Unless otherwise noted below, the address of each beneficial owner listed in the table below is c/o GW Pharmaceuticals plc, Sovereign House, Vision Park, Chivers Way, Histon, Cambridge, CB24 9BZ, United Kingdom.

Name of Beneficial Owner	Number	Percent
Beneficial Owners of More than 5% of GW ordinary shares
Capital Research and Management Company (1)	49,785,676	13.16%
Janus Henderson Group plc (2)	23,703,612	6.26%
Franklin Resources, Inc. (3)	23,080,308	6.10%
Named Executive Officers and Directors:*
Dr. Geoffrey Guy (4)	5,436,103	1.43%
Justin Gover (5)	3,218,864	*
Dr. Volker Knappertz (6)	333,804	*
Scott Giacobello (7)	330,600	*
Douglas Snyder (8)	230,544	*
Cabot Brown (9)	98,217	*
James Noble (10)	101,477	*
William Waldegrave (11)	60,264	*
Alicia Secor (12)	57,396	*
Dr. Catherine Mackey (13)	57,348	*
Darren Cline (14)	39,492	*
David Gryska	0
All executive officers and directors as a group (13 persons)	10,220,035	2.69%

*	Represents less than 1%.
(1)
Based solely on a Schedule 13G/A filed with the SEC on March 10, 2021 by Capital Research Global Investors, a division of Capital Research and Management Company, Capital Research Global Investors beneficially owned 16,701,517 GW ordinary shares or approximately 4.41% of GW’s issued share capital, accounting for approximately 4.41% of the voting rights of GW. Capital Research Global Investors, an investment advisor, beneficially owned these shares in the form of GW ADSs and had sole dispositive and voting power over the shares. The business address of Capital Research Global Investors is 333 South Hope Street, Los Angeles, CA 90071. Based solely on a Schedule 13G filed with the SEC on February 16, 2021 by Capital World Investors, a division of Capital Research and Management Company, Capital World Investors beneficially owned 33,084,159 GW ordinary shares or approximately 8.74% of GW’s issued share capital, accounting for approximately 8.74% of the voting rights of GW. Capital World Investors, which provides investment management services, beneficially owned these shares in the form of GW ADSs and had sole dispositive and voting power over the shares. The business address of Capital Research Global Investors is 333 South Hope Street, Los Angeles, CA 90071. An aggregate of 13.16% of GW’s issued share capital, accounting for approximately 13.16% of the voting rights of GW, is collectively held by these Capital Research and Management Company divisions.

(2)
Based solely on a Schedule 13G filed with the SEC on February 12, 2021 by Janus Henderson Group plc, Janus Henderson Group plc (together with Intech Investment Management LLC, Janus Capital Management LLC, Perkins Investment Management LLC, Henderson Global Investors Limited and Janus Henderson Investors Australia Institutional Funds Management Limited) beneficially owned 1,975,301 GW ADSs (representing 23,703,612 GW ordinary shares) or approximately 6.26% of GW’s issued share capital, accounting for approximately 6.26% of the voting rights of GW. Janus Henderson Group plc beneficially owned these shares in the form of GW ADSs and had shared dispositive and voting power over the shares. The business address of Janus Henderson Group plc is 201 Bishopsgate, EC2M 3AE, United Kingdom.

(3)
Based solely on a Schedule 13G/A filed with the SEC on February 1, 2021 by Franklin Resources, Inc., Franklin Resources, Inc. (together with Fiduciary Trust Company International, Franklin Advisers, Inc., Charles B. Johnson and Rupert H. Johnson) beneficially owned 23,080,308 GW ordinary shares or approximately 6.10% of GW’s issued share capital, accounting for approximately 6.10% of the voting rights of GW. Franklin Resources, Inc. beneficially owned these shares in the form of GW ADSs and had no power to dispositive or voting power over the shares. Franklin Advisers, Inc. had sole dispositive and voting power over 22,993,908 of the shares. Fiduciary Trust Company International had sole and dispositive voting power over 86,400 of the shares. The business address for Franklin Resources, Inc. is One Franklin Parkway, San Mateo, CA 94403-1906.

(4)
Includes 4,781,521 ordinary shares owned directly by Dr. Guy, 25,000 ordinary shares beneficially owned by Dr. Guy’s spouse, 103,925 ordinary shares held by a pension plan of which Dr. Guy and his spouse are beneficiaries and 525,657 options to purchase GW ordinary shares that have vested or will vest within 60 days as of April 23, 2021.

(5)
Includes 5 ordinary shares owned directly by Mr. Gover, 1,867,308 ordinary shares beneficially owned by The Gover Family Investment LLP, of which Mr. Gover owns 99% and the remaining 1% is held by his spouse, 456,048 GW ordinary shares beneficially owned by Justin D. Gover 2020 Irrevocable Trust, which is held by Mr. Gover’s immediate family and 222,768 GW ordinary shares held in the form of GW ADSs. Also includes options to purchase 672,735 GW ordinary shares that have vested or will vest within 60 days as of April 23, 2021.

(6)	Includes 92,412 GW ordinary shares held in the form of GW ADSs and options to purchase 241,392GW ordinary shares that have vested or will vest within 60 days as of April 23, 2021.
(7)	Includes 165,108 GW ordinary shares held in the form of GW ADSs and options to purchase 165,492 GW ordinary shares that have vested or will vest within 60 days as of April 23, 2021.
(8)	Includes 61,848 GW ordinary shares held in the form of GW ADSs and options to purchase 168,696 GW ordinary shares that have vested or will vest within 60 days as of April 23, 2021
(9)	Includes 7,200 GW ordinary shares held in the form of GW ADSs, and options to purchase 91,017GW ordinary shares that have vested or will vest within 60 days as of April 23, 2021.
(10)	Includes 27,492 GW ordinary shares held in the form of GW ADSs and options to purchase 73,985GW ordinary shares that have vested or will vest within 60 days as of April 23, 2021.
(11)	Includes options to purchase 60,264 GW ordinary shares that have vested or will vest within 60 days as of April 23, 2021.
(12)	Includes 10,584 GW ordinary shares held in the form of GW ADSs and options to purchase 46,812GW ordinary shares that have vested or will vest within 60 days as of April 23, 2021.
(13)	Includes 10,536 GW ordinary shares held in the form of GW ADSs and options to purchase 46,812GW ordinary shares that have vested or will vest within 60 days as of April 23, 2021.
(14)	Includes 5,556 GW ordinary shares held in the form of GW ADSs and options to purchase 33,936 GW ordinary shares that have vested or will vest within 60 days as of April 23, 2021.
Equity Compensation Plan Information
The following table sets forth, as of December 31, 2020, certain information related to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long-Term Incentive Plan	1,995,600	$3.28	—
2017 Long-Term Incentive Plan	11,054,976	$1.77	—
2020 Long-Term Incentive Plan	4,346,688	$0.02	18,404,172
Total	17,397,324	$1.50	18,404,172
Item 13. Certain Relationships and Related Transactions, and Director Independence.
TRANSACTIONS WITH RELATED PERSONS
Certain Relationships and Related Party Transactions
Other than the compensation arrangements described above under the section “Compensation Discussion and Analysis,” during the twelve (12) months ended December 31, 2020 through the date of this proxy statement, we were not a party to any transactions involving an amount exceeding $120,000 between us and certain “related parties,” which are generally considered to be our Directors and Executive Officers, nominees for director, holders of 5% or more of our outstanding ordinary shares and members of their immediate families.
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
Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of our Board of Directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each Director, Executive Officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy. In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

Independence of our Board of Directors
We believe that the Company benefits from having a strong and independent board of directors. On an annual basis, our Board of Directors review the independence of all Directors under guidelines established by Nasdaq and in light of each director’s affiliations with the Company and members of management, as well as significant holdings of Company securities. This review considers all known relevant facts and circumstances in making an independence determination. The Board of Directors has determined that all of the Directors that currently serve on our Board of Directors are, and all of the Directors that served on the Board of Directors during the twelve (12) months ended December 31, 2020 were, independent, except for Dr. Geoffrey Guy and Justin Gover.
Item 14. Principal Accounting Fees and Services
Fees for Independent Registered Public Accounting Firm—Deloitte U.S. and Deloitte U.K.
The table below sets forth a summary of the fees billed to the Company by Deloitte U.S. and Deloitte U.K. for professional services rendered for the years ended December 31, 2020 and December 31, 2019. All such audit and audit-related services were pre-approved
by the Audit Committee, which concluded that the provision of such services by Deloitte U.S. and Deloitte U.K. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Fees	Year Ended December 31, 2020 ($ in thousands)	Year Ended December 31, 2019 ($ in thousands)
Audit Fees (1)
Deloitte U.S	2,348	2,057
Deloitte UK	36	36
Audit-related Fees (2)	13	—
Tax Fees (3)	1,166	487
All Other Fees (4)	3	3

Total	3,565	2,583

(1)
Audit Fees consist of professional services rendered for the audit of our annual consolidated financial statements for year ended December 31, 2020 and the audit of our internal control over financial reporting as of December 31, 2020 and December 31, 2019, reviews of consolidated quarterly financial statements, statutory audits of the Company and its subsidiaries, issuance of comfort letters, consents and assistance with review of documents filed with the SEC for the audit of our consolidated financial statements.

(2)	Audit-related fees consist of professional services rendered for local, third-party confirmation requirements.
(3)	Tax Fees consist of fees paid for the following services: fees and related expenses billed for professional services for tax compliance, tax advice and tax planning.
(4)	All Other Fees incurred were for subscriptions to technical accounting resources.

PART IV

2.	Exhibit Index. The exhibits listed below are filed with this Amendment and the exhibits listed in Item 15 of the Original Form 10-K are hereby incorporated by reference in this Amendment.

Exhibit Number	Description of Exhibit

31.3	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.4	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
Item 16. Form
10-K
Summary
None.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GW PHARMACEUTICALS PLC

	By:	/s/ Justin Gover
	Name:	Justin Gover
	Title:	Chief Executive Officer
Date: April 30, 2021