Form 10-Q
period 2021-03-31
GW PHARMACEUTICALS PLC
filed 2021-05-03
CIK 1351288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 23, 2021, 378,535,952 Ordinary Shares were outstanding including 368,966,160 Ordinary Shares held as American Depositary Shares, each representing twelve Ordinary Shares, par value of £0.001 per share and 9,569,792 Ordinary Shares.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$458,101	$486,752
Accounts receivable, net	84,947	71,168
Inventory	137,627	129,138
Prepaid expenses and other current assets	38,058	42,472
Total current assets	718,733	729,530
Property, plant, and equipment, net	149,591	143,767
Operating lease assets	24,036	25,118
Intangible assets, net	5,271	5,565
Goodwill	6,959	6,959
Deferred tax assets	20,775	20,777
Other assets	8,978	7,795
Total assets	$934,343	$939,511
Liabilities and stockholders’ equity
Accounts payable	$16,672	$21,870
Accrued liabilities	136,101	127,849
Current tax liabilities	420	877
Other current liabilities	7,053	9,210
Total current liabilities	160,246	159,806
Long-term liabilities:
Finance lease liabilities	5,413	5,454
Operating lease liabilities	21,373	22,127
Other liabilities	10,938	11,034
Total long-term liabilities	37,724	38,615
Total liabilities	197,970	198,421
Commitments and contingencies (Note 8)
Stockholders’ equity:
Ordinary shares par value £0.001; 378,505,496 shares outstanding as of March 31, 2021; 375,196,172 shares outstanding as of December 31, 2020	583	577
Additional paid-in capital	1,702,578	1,690,151
Accumulated deficit	(915,764)	(896,087)
Accumulated other comprehensive loss	(51,024)	(53,551)
Total stockholders’ equity	736,373	741,090
Total liabilities and stockholders’ equity	$934,343	$939,511

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Product net sales	$152,443	$120,532
Other revenue	23	101
Total revenues	152,466	120,633
Operating expenses
Cost of product sales	11,807	10,769
Research and development	60,634	45,874
Selling, general and administrative	101,052	71,183
Total operating expenses	173,493	127,826
Loss from operations	(21,027)	(7,193)
Interest income	146	1,269
Interest expense	(286)	(284)
Foreign exchange loss	(573)	(20)
Loss before income taxes	(21,740)	(6,228)
Income tax (benefit) expense	(2,063)	1,737
Net loss	$(19,677)	$(7,965)

Net loss per share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

Weighted average shares outstanding:
Basic	378,566	373,831
Diluted	378,566	373,831

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(19,677)	$(7,965)
Foreign currency translation adjustments	2,527	(14,428)
Comprehensive loss	$(17,150)	$(22,393)

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2020	375,196	$577	$1,690,151	$(896,087)	$(53,551)	$741,090
Issuance of common stock from exercise of stock options	3,309	6	2,324	—	—	2,330
Net loss	—	—	—	(19,677)	—	(19,677)
Common stock withheld for employee tax obligations			(7,685)			(7,685)
Share-based compensation	—	—	17,788	—	—	17,788
Other comprehensive loss	—	—	—	—	2,527	2,527
Balances at March 31, 2021	378,505	$583	$1,702,578	$(915,764)	$(51,024)	$736,373

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balances at December 31, 2019	371,069	$570	$1,632,046	$(837,959)	$(68,623)	$726,034
Issuance of common stock from exercise of stock options	1,493	3	—	—	—	3
Net loss	—	—	—	(7,965)	—	(7,965)
Share-based compensation	—	—	11,361	—	—	11,361
Other comprehensive loss	—	—	—	—	(14,428)	(14,428)
Balances at March 31, 2020	372,562	$573	$1,643,407	$(845,924)	$(83,051)	$715,005

See accompanying notes to these condensed consolidated financial statements.

GW PHARMACEUTICALS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(19,677)	$(7,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss	543	60
Share-based compensation	17,788	11,361
Depreciation and amortization	3,849	2,656
Other	1	27
Changes in operating assets and liabilities:
Accounts receivable, net	(13,803)	(13,630)
Inventory	(7,912)	(8,928)
Prepaid expenses and other current assets	6,367	5,377
Other assets	993	885
Accounts payable	(3,887)	8,585
Current tax liabilities	(2,221)	1,726
Accrued liabilities	9,147	(16,953)
Other liabilities	(2,910)	(1,799)
Net cash used in operating activities	(11,722)	(18,598)
Cash flows from investing activities
Additions to property, plant and equipment	(7,936)	(6,361)
Additions to capitalized software	(2,889)	(535)
Additions to intangible assets - licenses	—	(6,404)
Net cash used in investing activities	(10,825)	(13,300)
Cash flows from financing activities
Proceeds from exercise of stock options	2,330	3
Payments in connection with common stock withheld for employee tax obligation	(7,685)	—
Payments on finance leases	(85)	(73)
Payments on landlord financing obligation	(166)	(143)
Net cash used in financing activities	(5,606)	(213)
Effect of exchange rate changes on cash	(498)	(3,887)
Net decrease in cash and cash equivalents	(28,651)	(35,998)
Cash and cash equivalents at beginning of period	486,752	536,933
Cash and cash equivalents at end of period	$458,101	$500,935
Supplemental disclosure of cash flow information:
Income taxes paid	119	10
Interest paid	286	285
Supplemental disclosure of noncash information:
Property and equipment purchases in accounts payable and accrued liabilities	408	1,661
Right-of-use asset obtained in exchange for operating liabilities	123	275

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

On February 3, 2021, the Company entered into a transaction agreement (the Transaction Agreement) with Jazz Pharmaceuticals Public Limited Company, a public limited company incorporated in Ireland (Jazz), and Jazz Pharmaceuticals UK Holdings Limited, a private limited company incorporated in England and Wales and a wholly owned subsidiary of Jazz (Bidco), under which Bidco has agreed to acquire the entire issued and to be issued share capital of the Company by means of a court-sanctioned scheme of arrangement under Part 26 of the U.K. Companies Act 2006, subject to the conditions described therein (the Scheme of Arrangement and such acquisition, the Transaction).  On April 23, 2021, the Company held a meeting of shareholders convened with the permission of the High Court of Justice of England and Wales (the Court Meeting) and a general meeting of shareholders (the General Meeting and, together with the Court Meeting, the Shareholder Meetings), in each case in connection with the Transaction. At the Shareholder Meetings, the proposals required to be approved by the Company’s shareholders in order to complete the Transaction were each approved. Completion of the Transaction remains subject to the sanction by the High Court of Justice of England and Wales (the Court) and other customary closing conditions. The Court hearing to sanction the Transaction is currently scheduled for May 5, 2021, and the completion of the Transaction is expected to occur shortly thereafter.

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

The condensed consolidated balance sheet as of December 31, 2020 was derived from audited annual financial statements but does not include all annual disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 included in the Company’s Form 10-K. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other future periods.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables, interest and other receivables, and accounts payable and accrued liabilities, approximate fair value due to the relative short-term nature of these instruments. The Company’s foreign exchange derivatives are measured at fair value using observable market inputs such as forward exchange rates and are therefore classified within Level 2 of the fair value hierarchy.

Accounts Receivable

Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and doubtful accounts. Allowances for prompt payment discounts and chargebacks are based on contractual terms. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. As of March 31, 2021, the allowance for doubtful accounts was $0.8 million. At December 31, 2020, the allowance for doubtful accounts was $0.3 million. No accounts were written off during the periods presented.

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

The total amount deducted from gross sales for the allowances described above for the three months ended March 31, 2021 and 2020 was $51.3 million and $31.1 million, respectively.

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

Research and development expense is presented net of reimbursements from reimbursable tax and expenditure credits from the U.K. government. Reimbursable research and development tax and expenditure credits were $1.1 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.

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

On March 11, 2021, the President of the United States signed the American Rescue Plan into law.  The new law contains corporate tax revenue raising provisions including expanding the list of “covered employees” under IRC Section 162(m) for the limitation on the deduction for excessive employee remuneration.  The Company is evaluating the legislation and does not expect any material impact to the financial statements.

Recently Issued Accounting Standards

ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes:

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of the ASU had an immaterial impact on the Company’s interim unaudited condensed consolidated financial statements.

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

In 2007, the Company entered into an exclusive license agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the development and commercialization of Sativex in the United States. In December 2017, the Company entered into a mutual termination agreement with Otsuka to return the rights to develop and commercialize Sativex in the United States to the Company. As part of the termination agreement, the Company agreed to pay Otsuka a contingent future milestone payment of $10 million if Sativex achieves FDA approval in the U.S. and a total of $30 million of potential sales-based milestones if U.S. sales of Sativex reach certain thresholds. As of March 31, 2021, no amounts have been accrued related to the contingent payments because it is not probable that the milestones will be achieved.

Note 4: Fair Value Measurements

At March 31, 2021 and December 31, 2020, the Company’s cash equivalents consisted of money market funds, which are classified as Level 1 within the fair value hierarchy defined by authoritative guidance.

The Company enters into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar cash flows. Hedge accounting is not applied to these derivative instruments. At March 31, 2021 the Company had foreign exchange derivative assets with an aggregate notional amount of $90.0 million and aggregate fair value of $0.5 million, which are classified as other current assets in our condensed consolidated balance sheets. For the three months ended March 31, 2021, $0.5 million fair value gain was recognized and is included within foreign exchange loss on the statement of operations. The foreign exchange derivative instruments are measured at fair value using observable market inputs such as forward exchange rates and are classified within Level 2 of the fair value hierarchy. The Company did not hold any foreign exchange derivatives as December 31, 2020.

The Company has not transferred any securities between the classification levels.

Note 5: Composition of Certain Balance Sheet Captions:

Inventory consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Raw materials	$3,168	$2,691
Work in process	124,702	112,662
Finished goods	9,757	13,785
	$137,627	$129,138

Property, plant and equipment, net, consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Buildings	$16,100	$15,957
Machinery and equipment	52,069	51,021
Leasehold improvements	50,688	49,516
Office and IT equipment	7,220	5,890
Construction-in-process	76,934	71,441
	203,011	193,825
Accumulated depreciation	(53,420)	(50,058)
	$149,591	$143,767

Depreciation of property, plant, and equipment was $2.9 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. The Company did not have any significant property, plant, or equipment write-offs in the three months ended March 31, 2021 and 2020.

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Accrued compensation and benefits	$25,763	$34,830
Accrued vendor fees	25,352	31,445
Clinical trial accruals	14,128	14,845
Accrued growing fees	3,139	3,363
Accrued sales rebates and discounts	51,458	37,403
Other	16,261	5,963
	$136,101	$127,849

Other current liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Finance lease liabilities	$346	$338
Operating lease liabilities	5,934	6,209
Landlord financing	683	665
Other	90	1,998
	$7,053	$9,210

Other liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Landlord financing obligation	$8,747	$8,844
Other	2,191	2,190
	$10,938	$11,034

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

The Company incurred net losses for the three months ended March 31, 2021 and therefore did not include potentially dilutive common stock equivalents in the computation of diluted net loss per share. For the three months ended March 31, 2021, options totaling approximately 16.1 million ordinary shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive. For the three months ended March 31, 2020, options totaling approximately 13.7 million ordinary shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive.

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

The table below summarizes the total share-based compensation expense included in the Company’s statements of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$4,187	$2,299
Sales, general and administrative	12,644	8,260
	$16,831	$10,559

For the three months ended March 31, 2021 and 2020, $1.0 million and $0.8 million of share-based compensation related to manufacturing operations was capitalized into inventory, respectively.

Note 8: Commitments and Contingencies

As of March 31, 2021, the Company was not a party to any material legal proceedings except as follows:

In 2007, the Company entered into a research collaboration agreement with Otsuka Pharmaceutical Co., Ltd., or Otsuka, which expired in June 2013. Otsuka has contacted the Company to assert that it is owed royalty payments under the agreement up to 2% of Epidiolex net sales. While the Company believes Otsuka’s position is without merit, the Company cannot predict the outcome of this matter and cannot provide assurances that the Company will be successful, in whole or in part, in its efforts..

On December 23, 2020, Canopy Growth Corporation filed suit against us in the Western District of Texas, alleging infringement of U.S. Patent No. 10,870,632. Canopy alleges that the process we used to make the crude cannabinoid extract that is used to make Epidiolex is within the scope of its patent.  We dispute Canopy’s claims and intend to defend the matter vigorously.

Since the initial filing of the Company’s proxy statement related to the Jazz Transaction (the Proxy Statement), the following 11 complaints have been filed in federal courts in California, New York and Pennsylvania by purported shareholders of the Company against GW and the members of GW's board of directors, and in one instance against Jazz and Bidco, in connection with the Jazz transaction:  Farrell v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02344 (filed March 17, 2021) (S.D.N.Y.), Hinton v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02379 (filed March 18, 2021) (S.D.N.Y.), Brady v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02382 (filed March 18, 2021) (S.D.N.Y.), Warren v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02536 (filed March 24, 2021) (S.D.N.Y.), Goodman v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-01574 (filed March 25, 2021) (E.D.N.Y.), Kent v. GW Pharmaceuticals, plc, et al., Case No. 3:21-cv-00530 (filed March 26, 2021) (S.D. Cal.), Coffman v. GW Pharmaceuticals plc, et al., Case No. 3:21-cv-00537 (filed March 26, 2021) (S.D. Cal.), Shubitowski v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02668 (filed March 29, 2021) (S.D.N.Y.), Hurlbut v. GW Pharmaceuticals plc, et al., Case No. 2:21-cv-01500 (filed March 30, 2021) (E.D. Pa.), Olesky v. GW Pharmaceuticals, plc, et al., Case No. 1:21-cv-02741 (filed March 31, 2021) (S.D.N.Y.), and Ochoa v. GW Pharmaceuticals plc, et al., Case No. 3:21-cv-00580 (filed April 2, 2021) (S.D. Cal.) (collectively, the Federal Shareholder Litigation).  Each of the complaints in the Federal Shareholder Litigation includes allegations that, among other things, the Proxy Statement omitted certain material information in connection with the Jazz transaction in violation of Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated under the Exchange Act, and one of those complaints also purports to allege claims that the members of GW's board of directors breached fiduciary duties in connection with the Jazz transaction, and that GW, Jazz and Bidco aided and abetted those alleged breaches.  An additional lawsuit, filed in state court in New York, alleged misrepresentation and concealment claims under New York common law relating to the Proxy Statement:  Levy v. Guy, et al., Case No. 603237/2021 (filed March 17, 2021) (N.Y. Sup. Nassau Cty.).  The plaintiffs seek various remedies, including injunctive relief to prevent the consummation of the Jazz transaction unless certain allegedly material information is disclosed, rescission and/or other damages and an award of attorneys’ fees and expenses.  On April 14, 2021, GW filed supplemental disclosures to the Proxy Statement on a Current Report on Form 8-K, in response to which five of the 11 federal complaints were voluntarily dismissed without prejudice, and the New York state action was voluntarily discontinued with prejudice.

The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements contained in this report to be covered by the safe harbor provisions of such Acts. All statements other than statements of historical fact in this report or referred to or incorporated by reference into this report are "forward-looking statements" for purposes of these sections. These statements include, among other things, statements related to the Jazz transaction and the anticipated timing for the completion thereof, the expected impact of COVID-19 on our business, any predictions, opinions, expectations, plans, strategies, objectives and any statements of assumptions underlying any of the foregoing relating to the company's current and future business and operations, including, but not limited to, financial matters, development activities, clinical trials and regulatory matters, manufacturing and supply operations, and product sales and demand. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only at the date they were made, and we undertake no obligation to update or to review any estimate and/or forward-looking statement because of new information, future events or other factors.  Statements of past performance, efforts, or results about which inferences or assumptions may be made can also be forward-looking statements and are not indicative of future performance or results; these statements can be identified by the use of words such as "preliminary," "initial," or other forms of these words or similar words or expressions or the negative thereof. These forward-looking statements are subject to substantial risks and uncertainties that could cause our results or future business, financial condition, results of operations or performance to differ materially from our historical results or experiences or those expressed or implied in any forward-looking statements contained in this report. These risks and uncertainties include, but are not limited to: risks and uncertainties related to the sanction of the High Court of Justice of England and Wales and satisfaction of the other closing conditions to consummate Jazz transaction; the occurrence of any event, change or other circumstance that could give rise to the termination of the definitive transaction agreement relating to the Jazz transaction; those associated with the COVID-19 pandemic, clinical trial or commercial results or new product approvals and adoption; unpredictability of obtaining regulatory approval and successfully launching products; competitive dynamics; changes to reimbursement for the company's products; the company’s success in developing new products and avoiding manufacturing and quality issues; the impact of currency exchange rates; the timing or results of research and development and clinical trials; unanticipated actions by the U.S. Food and Drug Administration and other regulatory agencies; unexpected litigation impacts or expenses; and other risks detailed under “Risk Factors” in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2020, as such risks and uncertainties may be amended, supplemented or superseded from time to time by subsequent reports on Forms 10-Q and 8-K we file with the Securities and Exchange Commission from time to time. These forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the statement. If we do update or correct one or more of these statements, investors and others should not conclude that we will make additional updates or corrections.

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

On February 3, 2021, we entered into a transaction agreement (the Transaction Agreement) with Jazz Pharmaceuticals Public Limited Company, a public limited company incorporated in Ireland (Jazz), and Jazz Pharmaceuticals UK Holdings Limited, a private limited company incorporated in England and Wales and a wholly owned subsidiary of Jazz (Bidco), under which Bidco has agreed to acquire the entire issued and to be issued share capital of the Company by means of a court-sanctioned scheme of arrangement under Part 26 of the U.K. Companies Act 2006, subject to the conditions described therein (the Scheme of Arrangement and such acquisition, the "Transaction").  On April 23, 2021, we held a meeting of shareholders convened with the permission of the High Court of Justice of England and Wales (the Court Meeting) and a general meeting of shareholders (the General Meeting and, together with the Court Meeting, the Shareholder Meetings), in each case in connection with the Transaction. At the Shareholder Meetings, the proposals required to be approved by the Company’s shareholders in order to complete the Transaction were each approved. Completion of the Transaction remains subject to the sanction by the High Court of Justice of England and Wales (the Court) and other customary closing conditions. The Court hearing to sanction the Transaction is currently scheduled for May 5, 2021, and the completion of the Transaction is expected to occur shortly thereafter.

Our lead cannabinoid product is Epidiolex®, a pharmaceutical formulation comprising highly purified plant-derived cannabidiol (CBD), for which we retain global commercial rights. We initially launched Epidiolex in the U.S. in November 2018 for the treatment of seizures associated with Lennox-Gastaut syndrome (LGS) and Dravet syndrome for patients two years of age and older. In July 2020, the U.S. Food and Drug Administration (FDA) expanded the approval of Epidiolex, adding a new indication of seizures associated with Tuberous Sclerosis Complex (TSC). The FDA also approved the expansion of all existing indications, LGS, Dravet syndrome and TSC, to patients one year of age and older. LGS and Dravet syndrome are severe childhood-onset, drug-resistant epilepsy syndromes. TSC is a rare genetic disorder that causes non-malignant tumors to form in many different organs that affects approximately 50,000 individuals in the United States and one million worldwide. We have received Orphan Drug Designation from the FDA and the Committee for Orphan Medical Products (COMP) for TSC (we previously received the same designations for LGS and Dravet syndrome).

Epidyolex® (the trade name in Europe for Epidiolex) was approved in September 2019 by the European Commission (EC) for use as adjunctive therapy of seizures associated with LGS or Dravet syndrome, in conjunction with clobazam, for patients two years of age and older. In April 2021, we announced that the EC has approved Epidyolex as an adjunctive treatment of seizures associated with TSC, for patients two years of age and older. We have launched Epidyolex in Germany and the U.K. and are planning launches in France, Italy, and Spain. In September 2020, Epidyolex was approved in Australia.

We continue to develop Epidiolex for additional indications. Within the field of epilepsy, we are committed to expanding the potential for Epidiolex and plan to commence an additional clinical program in 2021.

We have a deep pipeline of additional cannabinoid product candidates that includes compounds in Phase 1, Phase 2, and Phase 3 trials. Our most advanced pipeline asset is nabiximols, for which we have commenced two out of five clinical trials for the treatment of spasticity due to multiple sclerosis. The other three are expected to commence in 2021. We believe that any one of these studies could enable a new drug application (NDA) submission with the FDA. We anticipate commercializing nabiximols in the U.S. using our in-house commercial organization. Nabiximols is already approved in over 25 countries outside the U.S. for the treatment of spasticity due to multiple sclerosis under the brand name Sativex®. We are advancing plans to commence an additional clinical program for nabiximols in spasticity due to spinal cord injury in 2021. We also plan on evaluating nabiximols for post-traumatic stress disorder, and the timing for a clinical trial in this condition will be assessed during 2021.

In addition to nabiximols, our pipeline includes cannabinoid product candidates for schizophrenia, autism spectrum disorder, various potential targets within neuropsychiatry, and Neonatal Hypoxic Ischemic Encephalopathy. Clinical trials for each of these indications are ongoing.

In addition to seven years of orphan exclusivity, we seek to protect Epidiolex through the expansion of our patent portfolio. Our patent portfolio relating to the use of CBD in the treatment of epileptic encephalopathies includes 91 distinct patent families that are either granted or filed. Most of the patent families in this portfolio claim the use of CBD in the treatment of particular childhood epilepsy syndromes, seizure sub-types and interactions with other concomitantly dosed anti-seizure drugs. To date, we have obtained 91 Epidiolex patent families and 157 total patent families. Some of these patents are directly aligned with the Epidiolex label, and we have listed 15 patents in the Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book), and received notices of allowance for a further two patents from the USPTO). These patents have expiry to 2035 and include claims for the use of CBD for the treatment of convulsive, drop and atonic seizures associated both LGS and Dravet syndrome, an oral composition of CBD, as well as the use of CBD with clobazam, and the teaching that dose adjustment may be needed when concomitantly prescribed. We filed patent applications in the U.S. and many jurisdictions worldwide based on promising data that we believe demonstrates that Epidiolex is more efficacious than synthetic CBD at the same concentration in a mouse model of seizures. We filed patent applications in the U.S. and many jurisdictions worldwide based on promising data that we believe demonstrates that Epidiolex is more efficacious than synthetic CBD at the same concentration in a mouse model of seizures. Unlike synthetic CBD,

Epidiolex comprises up to 2% of other cannabinoids. It would appear from this early data that the presence of these cannabinoids, albeit in small amounts, provides an additional benefit over CBD alone in an animal model of epilepsy.  This patent, if granted, will have an expiry date of 2039. We continue to identify novel findings and submit patent applications resulting from the Epidiolex development program and we expect additional grants from these applications.

Impact of COVID-19 on our Business

In March 2020, the World Health Organization categorized the coronavirus disease 2019 (COVID-19) as a pandemic. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and U.S. and global financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain or treat it, its impact and the economic impact on local, regional, national and international markets.

In March 2020, we suspended in-person interactions by our customer-facing personnel in healthcare settings and adjusted to virtually supporting healthcare professionals and patient care. We have since returned to limited in-person field contact where local conditions and clinic policies allow. We have seen and may continue to see a negative impact on growth of our product net sales from fewer patients visiting their healthcare provider to initiate, change or receive therapy.

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

While we are continuing to initiate and execute clinical trials at sites across the globe, COVID-19 precautions continue to directly and indirectly impact the timeline for some of our planned clinical trials and other research and development activities.

In the U.S. and the U.K., our office-based employees have been working from home since early March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories and manufacturing facilities.

For additional information on the various risks posed by the COVID-19 pandemic, refer to Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 report.

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

For a discussion of our critical accounting estimates, please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

The adoption of new accounting standards is discussed in Note 2 to our interim unaudited condensed consolidated financial statements.

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Increase/Decrease
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
Product net sales	$152,443	$120,532	$31,911
Other revenue	23	101	(78)
Total revenues	152,466	120,633	31,833
Operating expenses:
Cost of product sales	11,807	10,769	1,038
Research and development	60,634	45,874	14,760
Selling, general and administrative	101,052	71,183	29,869
Total operating expenses	173,493	127,826	45,667
Loss from operations	(21,027)	(7,193)	(13,834)
Interest income	146	1,269	(1,123)
Interest expense	(286)	(284)	(2)
Foreign exchange loss	(573)	(20)	(553)
Loss before income taxes	(21,740)	(6,228)	(15,512)
Income tax (benefit) expense	(2,063)	1,737	(3,800)
Net loss	$(19,677)	$(7,965)	$(11,712)

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

Product net sales for the three months ended March 31, 2021 consists of $148.2 million in net sales of Epidiolex and $4.2 million in net sales of Sativex. Product net sales for the three months ended March 31, 2020 consists of $116.1 million in net sales of Epidiolex and $4.4 million in net sales of Sativex. The $31.9 million increase in product net sales for the three months ended March 31, 2021 compared to the same period in the prior year was primarily due to the growth of U.S. Epidiolex revenue and the launch of Epidiolex in certain European markets.

Cost of product sales

Cost of sales increased $1.0 million, or 9%, in the three months ended March 31, 2021 to $11.8 million, or 8% of product net sales, compared to $10.8 million, or 9% of product net sales in the three months ended March 31, 2020. The increase in cost of sales in dollars is primarily due to an increase of product net sales. The decrease in cost of sales as a percentage of product net sales is primarily due to the impact of volume-based efficiencies on our inventory production costs.

Research and development expenses

We believe that our future revenues and cash flows are most likely to be affected by the successful development and approval of our significant late-stage research and development candidates. As of March 31, 2021, we consider Nabiximols for spasticity associated with MS to be our most significant late-stage product candidate.

In addition, our pipeline includes cannabinoid product candidates for schizophrenia, autism spectrum disorder, various potential targets within neuropsychiatry, and Neonatal Hypoxic Ischemic Encephalopathy.

In July 2020, the FDA expanded the approval of Epidiolex, adding a new indication of seizures associated with TSC and expanding existing indications to patients one year of age and older.

In April 2021, we announced that the EC has approved Epidyolex® as an adjunctive treatment of seizures associated with TSC, for patients two years of age and older.

In December 2017, we terminated our license agreement with Otsuka and we have reacquired full ownership of the development and commercialization rights to nabiximols in the United States. We expect to commence five clinical trials of nabiximols for the treatment of spasticity due to multiple sclerosis, two of which have commenced and three of which are expected to commence in the first half of 2021.

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

We track all research and development expenditures against detailed budgets but do not seek to allocate all research and development costs by individual project. The components of R&D expense for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
External clinical trial expense
Epidiolex	$3,412	$5,913
Nabiximols	4,061	1,413
Other programs	5,606	3,625
Total external clinical trial expense	13,079	10,951
Research and development tax and expense credits	(1,065)	(816)
Other internal research and development	48,620	35,739
Total research and development expense	$60,634	$45,874

Research and development expenses increased $14.7 million, or 32%, to $60.6 million for the three months ended March 31, 2021 compared to $45.9 million for the same period in 2020, primarily due to an increase in internal costs and external clinical trial expenses for nabiximols, as well as increased costs for early stage development programs, partially offset by a reduction in clinical trial expenses for Epidiolex.

Sales, general and administrative expenses

Sales, general and administrative, or SG&A, expenses consist primarily of salaries and benefits related to our executive, commercial, and corporate support functions, expenses associated with our commercial activities, and other general administration expenses.

SG&A expenses increased $29.9 million, or 42%, to $101.1 million for the three months ended March 31, 2021 compared to $71.2 million for the same period in 2020. The increase in SG&A expenses in 2021 was primarily due to legal and other costs related to the Jazz transaction, an increase in employee-related expenses driven by the build-out of our commercial functions in Europe, and an increase in all of our corporate support functions, including information technology infrastructure. These increases were partially offset by a decrease in travel related expenses due to the impact of COVID-19.

Interest income

Interest income decreased $1.2 million for the three months ended March 31, 2021 to $0.1 million compared to interest income of $1.3 million for the same period in 2020. Due to uncertainties in the financial markets related to COVID-19, we transitioned a large portion of our cash equivalent balances to lower interest earning U.S. government securities money market funds from relatively higher interest rate bearing commercial money market funds in early 2020.

Interest expense

Interest expense remained consistent for the three months ended March 31, 2021 and 2020. Interest expense is primarily related to our finance lease liabilities.

Foreign currency exchange (loss) gain

Foreign currency exchange loss was $0.6 million for the three month period ended March 31, 2021 compared to foreign currency exchange loss of less than $0.1 million for the three months ended March 31, 2020. Foreign currency exchange gains and losses are driven primarily by cash balances, accounts payable and intercompany balances denominated in a currency other than the transacting entity’s functional currency and changes in value of foreign exchange derivative instruments. Our primary foreign currency exposure is the exchange rate between the British pound and the U.S. dollar.

Income tax (benefit) expense

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

Income taxes arise in the United States due to our U.S. subsidiary generating taxable profits. We incur losses in the United Kingdom. Income tax benefit for the three months ended March 31, 2021 was $2.1 million compared to an income tax expense of $1.7 million for the three months ended March 31, 2020. The increase in the income tax benefit was primarily related to the income tax effects of shared based payments.

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

We believe that our cash and cash equivalents as of March 31, 2021 of $458.1 million will be sufficient to fund our operations, including currently anticipated research and development activities and planned capital expenditures, for the foreseeable future, including for at least the next 12 months.

Cash Flows

The following table summarizes the results of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(11,722)	$(18,598)
Net cash used in investing activities	(10,825)	(13,300)
Net cash used in financing activities	(5,606)	(213)
Cash and cash equivalents at end of period	$458,101	$500,935

Operating activities

As of March 31, 2021, we had cash and cash equivalents totaling $458.1 million compared to $500.9 million as of March 31, 2020. Net cash used in operating activities decreased by $6.9 million to $11.7 million for the three months ended March 31, 2021 compared to $18.6 million for the three months ended March 31, 2020. The decrease in cash used in operating activities is primarily attributable to a $31.9 million increase in net product sales, partially offset by a $1.0 million increase in cost of product sales, a $29.9 million increase in SG&A expenses, $14.8 million increase in research and development spend, and a $10.5 million decrease in cash used to fund changes in net operating assets and liabilities.

Investing activities

Net cash used in investing activities was $10.8 million for the three months ended March 31, 2021 compared to net cash used in investing activities of $13.3 million for the three months ended March 31, 2020. The cash used in investing activities for the three months ended as of March 31, 2021 included $10.8 million in capital expenditures, primarily due to the continued expansion of our manufacturing facilities. The cash used in investing operations in the three months ended March 31, 2020 included $6.9 million in capital expenditures, primarily due to the continued expansion of our manufacturing facilities, and $6.4 million used to reacquire the rights to commercialize Sativex in the U.K. from Bayer

Financing activities

Net cash used in financing activities was $5.6 million for the three months ended March 31, 2021 compared to cash used in financing activities of $0.2 million during the three months ended March 31, 2020. The increase in cash used in financing activities is primarily attributable to payments made in connection with common stock withheld for employee tax obligations partially offset by an increase in proceeds received from the exercise of stock options

Contractual Obligations

There have been no significant changes to the disclosure of payments we have committed to make under our contractual obligations as summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2020, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Tabular Disclosure of Contractual Obligations.”

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

Currency Risk

We are exposed to currency exchange rate risk because we operate in the United Kingdom, Europe, and the United States. Our manufacturing operations and a substantial portion of our research and development costs are incurred in our U.K.-based subsidiaries and are generally denominated in British pounds, which is also the functional currency of the U.K.-based subsidiaries. The functional currency of GW Pharmaceuticals plc and our U.S. subsidiaries is the U.S. dollar. We use foreign exchange forward contracts, with durations of up to 12 months, to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar cash flows. Hedge accounting is not applied to these derivative instruments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls in the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2021, the Company was not a party to any material legal proceedings.

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

On December 23, 2020, Canopy Growth Corporation filed suit against the Company in the Western District of Texas, alleging infringement of U.S. Patent No. 10,870,632. Canopy alleges that the process that we used to make the crude cannabinoid extract that is used to make Epidiolex is within the scope of its patent. We dispute Canopy’s claims and intend to defend the matter vigorously.

Since the initial filing of our proxy statement related to the Jazz Transaction (the Proxy Statement), the following 11 complaints have been filed in federal courts in California, New York and Pennsylvania by purported shareholders of the Company against GW and the members of GW's board of directors, and in one instance against Jazz and Bidco, in connection with the Jazz transaction:  Farrell v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02344 (filed March 17, 2021) (S.D.N.Y.), Hinton v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02379 (filed March 18, 2021) (S.D.N.Y.), Brady v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02382 (filed March 18, 2021) (S.D.N.Y.), Warren v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02536 (filed March 24, 2021) (S.D.N.Y.), Goodman v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-01574 (filed March 25, 2021) (E.D.N.Y.), Kent v. GW Pharmaceuticals, plc, et al., Case No. 3:21-cv-00530 (filed March 26, 2021) (S.D. Cal.), Coffman v. GW Pharmaceuticals plc, et al., Case No. 3:21-cv-00537 (filed March 26, 2021) (S.D. Cal.), Shubitowski v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02668 (filed March 29, 2021) (S.D.N.Y.), Hurlbut v. GW Pharmaceuticals plc, et al., Case No. 2:21-cv-01500 (filed March 30, 2021) (E.D. Pa.), Olesky v. GW Pharmaceuticals, plc, et al., Case No. 1:21-cv-02741 (filed March 31, 2021) (S.D.N.Y.), and Ochoa v. GW Pharmaceuticals plc, et al., Case No. 3:21-cv-00580 (filed April 2, 2021) (S.D. Cal.) (collectively, the Federal Shareholder Litigation).  Each of the complaints in the Federal Shareholder Litigation includes allegations that, among other things, the Proxy Statement omitted certain material information in connection with the Jazz transaction in violation of Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated under the Exchange Act, and one of those complaints also purports to allege claims that the members of GW's board of directors breached fiduciary duties in connection with the Jazz transaction, and that GW, Jazz and Bidco aided and abetted those alleged breaches.  An additional lawsuit, filed in state court in New York, alleged misrepresentation and concealment claims under New York common law relating to the Proxy Statement:  Levy v. Guy, et al., Case No. 603237/2021 (filed March 17, 2021) (N.Y. Sup. Nassau Cty.).  The plaintiffs seek various remedies, including injunctive relief to prevent the consummation of the Jazz transaction unless certain allegedly material information is disclosed, rescission and/or other damages and an award of attorneys’ fees and expenses.  On April 14, 2021, GW filed supplemental disclosures to the Proxy Statement on a Current Report on Form 8-K, in response to which five of the 11 federal complaints were voluntarily dismissed without prejudice, and the New York state action was voluntarily discontinued with prejudice.

We are not aware of any other proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.  Risk Factors

As of and for the period ended March 31, 2021, there have been no material changes from the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, except for the risk factor below:

Lawsuits have been filed against the Company and Jazz, and other lawsuits may be filed against the Company and/or Jazz challenging the Jazz transaction.  An adverse ruling in any such lawsuit may delay or prevent the Jazz transaction from being completed.

Since the initial filing of the Company’s Proxy Statement, 11 complaints have been filed in federal courts in California, New York and Pennsylvania by purported shareholders of the Company against the Company and the members of the Company’s board of directors, and in one instance against Jazz and Bidco, in connection with the Jazz transaction:  Farrell v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02344 (filed March 17, 2021)

(S.D.N.Y.), Hinton v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02379 (filed March 18, 2021) (S.D.N.Y.), Brady v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02382 (filed March 18, 2021) (S.D.N.Y.), Warren v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02536 (filed March 24, 2021) (S.D.N.Y.), Goodman v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-01574 (filed March 25, 2021) (E.D.N.Y.), Kent v. GW Pharmaceuticals, plc, et al., Case No. 3:21-cv-00530 (filed March 26, 2021) (S.D. Cal.), Coffman v. GW Pharmaceuticals plc, et al., Case No. 3:21-cv-00537 (filed March 26, 2021) (S.D. Cal.), Shubitowski v. GW Pharmaceuticals plc, et al., Case No. 1:21-cv-02668 (filed March 29, 2021) (S.D.N.Y.), Hurlbut v. GW Pharmaceuticals plc, et al., Case No. 2:21-cv-01500 (filed March 30, 2021) (E.D. Pa.), Olesky v. GW Pharmaceuticals, plc, et al., Case No. 1:21-cv-02741 (filed March 31, 2021) (S.D.N.Y.), and Ochoa v. GW Pharmaceuticals plc, et al., Case No. 3:21-cv-00580 (filed April 2, 2021) (S.D. Cal.) (collectively, the Federal Shareholder Litigation).  Each of the complaints in the Federal Shareholder Litigation includes allegations that, among other things, the Proxy Statement omitted certain material information in connection with the Jazz transaction in violation of Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated under the Exchange Act, and one of those complaints also purports to allege claims that the members of the Company’s board of directors breached fiduciary duties in connection with the Jazz transaction, and that the Company, Jazz and Bidco aided and abetted those alleged breaches.  An additional lawsuit, filed in state court in New York, alleged misrepresentation and concealment claims under New York common law relating to the Proxy Statement:  Levy v. Guy, et al., Case No. 603237/2021 (filed March 17, 2021) (N.Y. Sup. Nassau Cty.).  The plaintiffs seek various remedies, including injunctive relief to prevent the consummation of the Jazz transaction unless certain allegedly material information is disclosed, rescission and/or other damages and an award of attorneys’ fees and expenses.

One of the conditions to completion of the Jazz transaction is the absence of any applicable injunction or other order being in effect that prohibits completion of the Jazz transaction.  Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the Jazz transaction from being completed, or from being completed within the expected time frame.

On April 14, 2021, the Company filed supplemental disclosures to the Proxy Statement on a Current Report on Form 8-K, in response to which five of the 11 federal complaints were voluntarily dismissed without prejudice and the New York state action was voluntarily discontinued with prejudice.  Some of these actions may continue post closing as actions for damages.  Additional lawsuits arising out of or relating to the Transaction Agreement, the Proxy Statement and/or the Jazz transaction may be filed in the future.

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

GW PHARMACEUTICALS PLC

Date:	April 30, 2021	By:	/s/ Justin Gover
Name: Justin Gover
Title: Chief Executive Officer

Date:	April 30, 2021	By:	/s/ Scott Giacobello
Name: Scott Giacobello
Title: Chief Financial Officer